Form 10-Q
period 1996-03-31
RIVER OAKS FURNITURE INC
filed 1996-05-15
CIK 908309

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)


/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996, or
                    --------------


/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period
              from                     to                    .
                   --------------------   -------------------

                        Commission File No.:  0-22188

                         RIVER OAKS FURNITURE, INC.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Mississippi                                          64-0749510
- ---------------------------------                     --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

      3350 McCullough Blvd.
       Belden, Mississippi                                       38826
- ---------------------------------                     --------------------------
(Address of principal executive                       (Zip Code)
         offices)


Registrant's telephone number, including area code:      (601) 891-4550
                                                    ---------------------------

                                Not Applicable
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO
     ---       ---

     As of May 14, 1996, 5,605,641 shares of the registrant's Common Stock were outstanding.

     This document contains     sequentially numbered pages.

                                    PART I
                            FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                 RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                      MARCH 31,          DECEMBER 31,
                                                                                        1996                 1995
                                                                                     -----------         -------------
  ASSETS                                                                             (UNAUDITED)
  ------
  CURRENT :

    Cash & cash equivalents                                                            $   317             $   499
    Accounts receivable , less allowance for possible
      losses of $708,000 and $707,000 (Note 3)                                           6,809              10,549
    Income taxes refundable                                                                -                 1,114
    Inventories ( Notes 2 and 3 )                                                       22,055              20,682
    Prepaid expenses and other current assets                                            1,181                 483
    Deferred income taxes                                                                  560                 541
                                                                                       -------             -------
      TOTAL CURRENT ASSETS                                                              30,922              33,868
                                                                                       -------             -------
  PROPERTY AND EQUIPMENT,
    less accumulated depreciation                                                       29,506              28,413
  OTHER ASSETS, including costs in excess of
    net assets acquired                                                                  6,890               7,085
                                                                                       -------             -------
          TOTAL ASSETS                                                                 $67,318             $69,366
                                                                                       =======             =======

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  CURRENT LIABILITIES:

    Accounts payable                                                                   $12,071             $ 9,660
    Accrued expenses                                                                       185               1,431
    Current maturities of long-term debt (Note 3)                                        1,132               1,845
                                                                                       -------             -------
      TOTAL CURRENT LIABILITIES                                                         13,388              12,936

  DEFERRED INCOME TAXES                                                                    384                 335
  LONG-TERM DEBT, less current maturities (Note 3)                                      19,390              22,428
                                                                                       -------             -------
          TOTAL LIABILITIES                                                             33,162              35,699

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY:

    Preferred stock: $.10 par value - 5,000,000                                            -                 -
       shares authorized: no shares issued
    Common stock: $.10 par value - 20,000,000 shares authorized:                           561                 531
       5,608,141 and 5,308,141 issued, respectively (note 4)
    Additional paid-in-capital                                                          27,529              26,427
    Retained earnings                                                                    6,261               6,904
    Notes receivable from shareholders                                                    (163)               (163)
    Treasury stock, at cost, 2,500 shares                                                  (32)                (32)
                                                                                       -------             -------
      TOTAL SHAREHOLDERS' EQUITY                                                        34,156              33,667
                                                                                       -------             -------
          TOTAL LIABILITIES & SHAREHOLDERS'
          EQUITY                                                                       $67,318             $69,366
                                                                                       =======             =======


  See accompanying notes to consolidated financial statements (unaudited).

                RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (In thousands, except per share data)


                                                                                              QUARTER ENDED
                                                                                      -----------------------------
                                                                                       MARCH 31,          APRIL 1,
                                                                                         1996               1995
                                                                                      ----------         ----------
  NET SALES                                                                            $29,855             $35,044

  COST OF SALES                                                                         26,221              29,108
                                                                                       -------             -------
    GROSS PROFIT                                                                         3,634               5,936

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                           3,705               3,387
                                                                                       -------             -------
    OPERATING INCOME (LOSS)                                                                (71)              2,549

  INTEREST EXPENSE - NET                                                                   926                 860
                                                                                       -------             -------
    INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                                           (997)              1,689

    INCOME TAXES (BENEFIT)                                                                (354)                600
                                                                                       -------             -------
    NET INCOME (LOSS)                                                                    ($643)            $ 1,089
                                                                                       =======             =======
  NET INCOME (LOSS) PER SHARE                                                           ($0.11)            $  0.21
                                                                                       =======             =======
  WEIGHTED AVERAGE COMMON SHARES AND SHARE
  equivalents outstanding (note 4)                                                       5,606               5,311
                                                                                       =======             =======



  See accompanying notes to consolidated financial statements (unaudited).

                 RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                                                            QUARTER ENDED
                                                                                     ----------------------------
                                                                                       MARCH 31,         APRIL 1,
                                                                                         1996              1995
                                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                      ($643)           $  1,089
  Depreciation & amortization                                                              543                 395
  Deferred income taxes                                                                     30                   -
  Changes in operating assets and liabilities:
                        Accounts receivable                                              3,741               4,588
                        Inventories                                                     (1,373)             (2,479)
                        Prepaid expenses and other                                        (698)               (151)
                        Accounts payable and accrued expenses                            1,165              (2,666)
                        Income taxes payable or refundable                               1,114                   -
                                                                                      --------            --------
                            Net cash provided by operating activities                    3,879                 776
                                                                                      --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                    (1,442)             (1,740)
                                                                                      --------            --------
                            Net cash used by investing activities                       (1,442)             (1,740)
                                                                                      --------            --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                                    (256)                (42)
  Net repayments under long-term lines of credit                                        (3,494)                  -
  Net proceeds from issuance of common stock (note 4)                                    1,131                   -
  Net borrowings under short-term debt agreements                                            -               1,700
                                                                                      --------            --------
                            Net cash provided (used) by financing activities            (2,619)              1,658
                                                                                      --------            --------
NET INCREASE (DECREASE) IN CASH AND                                                       (182)                694
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of period                                             499               1,154
                                                                                      --------            --------
CASH AND CASH EQUIVALENTS, end of period                                              $    317             $ 1,848
                                                                                      ========             =======

Supplemental disclosure of cash flows information:
                                                                                       March 31,           April 1,
                            Cash paid (received) during the quarter ended:               1996                1995
                                                                                       ---------          ----------
                                                   Interest                               961                 860
                                                   Income taxes                          (963)                300

  See accompanying notes to consolidated financial statements (unaudited).

                 RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of River Oaks Furniture, Inc. (the "Company") and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

          The financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures made in an Annual Report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included within the Company's 1995 Annual Report on Form 10-K.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          The interim financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, such information presented reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim results. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1996.

2.   INVENTORIES

          Inventories are summarized as follows (amounts in thousands):


                                  March 31,      December 31,
                                    1996             1995
                                 -----------     -----------
                Finished goods   $   4,410        $   3,377
                Work-in-process      4,517            4,634
                Raw materials       13,128           12,671
                                 ---------        ---------

                Total            $  22,055        $  20,682
                                 =========        =========


3.   LONG-TERM DEBT

          The Company has a $45,000,000 credit facility with its factor, The CIT Group/Commercial Services, Inc. ("CIT"). The credit facility is secured by substantially all the assets of the Company and its subsidiaries, excluding certain real property. The terms of the facility, as amended on March 29, 1996, provide for borrowings equal to the sum of
     (i) the lesser of (a) 95% of eligible factored receivables and 85% of eligible non-factored receivables or (b) $30,000,000, and (ii) the lesser
     of (a) 60% of eligible inventory or (b) $11,000,000.   This credit
     facility matures on July 31, 1998 with automatic annual renewals thereafter, subject to CIT's approval, and bears interest at CIT's base rate plus one percent (9.25% as of March 31, 1996). At
     March 31, 1996 the outstanding balance under the line of credit portion of the facility was $6,860,000.

          The credit facility contains certain restrictive covenants which, among other things, require the maintenance of specific financial covenants on a consolidated basis, including adjusted tangible net worth, book net worth, working capital, debt service coverage ratios, interest coverage ratios, and leverage ratios. The CIT arrangements also restrict additional indebtedness, the declaration and payment of dividends and distributions and transactions with affiliates. Under the above provisions, all of retained earnings at March 31, 1996 were restricted as to availability for payment of dividends.

          The Company also has a $6,000,000 term loan with CIT for Gaines (the "Gaines Term Loan"), which is secured by Gaines' manufacturing real estate and equipment. The Gaines Term Loan, as amended on March 29, 1996, provides for principal payments under a five year note with a seven year amortization and bears interest at CIT's base rate plus one and one-half percent (9.75% as of March 31, 1996). As of March 31, 1996, outstanding borrowings under the Gaines Term Loan were $5,572,000.

          The Company has a $5,000,000 fully secured equipment line of credit with Deposit Guaranty National Bank. The line, which is to be utilized to purchase equipment and machinery as needed, matures on September 30, 1996 and is secured by all assets purchased with such funds. The Company may, however, convert minimum amounts of $500,000 outstanding to a term loan which will fully amortize over an 84-month period and which would bear interest at (i) LIBOR plus 175 basis points,
     (ii) the bank's prime rate, or (iii) seven-year Treasury note plus 200 basis points. In January 1996, the Company converted the balance of $810,000 under the term loan option. Outstanding borrowings on the equipment line were $802,000 at March 31, 1996 and bear interest at LIBOR plus 175 basis points (7.18% as of March 31, 1996).

          The Company has construction/term loan agreements in the amount of $5,250,000 with the Bank of Mississippi (the "New BOM Construction
     Loans") the proceeds of which were used for the construction of a centralized fabric storage, cutting and distribution center. The BOM Construction Loan agreements, which originally matured on January 2, 1997, were converted on May 6, 1996 to a long-term real estate loan that matures on May 6, 2001 and bears interest at the bank's prime rate (8.25% at March 31, 1996). As of March 31, 1996, outstanding borrowings under the New BOM Construction Loans were $5,250,000.

     Long-term debt consists of the following (amounts in thousands):


                                                           March 31,              December 31,
                                                             1996                     1995
                                                         --------------          -------------

      Long-term line of credit                              $ 6,860                 $10,942
      Term loan                                               5,572                   5,786
      Construction lines of credit                            5,250                   4,663
      Equipment loan                                            802                     810
      Real estate facility                                    1,958                   1,980
      Capitalized lease obligations                              58                      70
      Other                                                      22                      22
                                                            -------                 -------
      Total debt                                             20,522                  24,273
      Less current maturities                                (1,132)                 (1,845)
                                                            -------                 -------
      Total long-term debt                                  $19,390                 $22,428
                                                            =======                 =======

4.   COMMON STOCK

          During the first quarter of 1996, the Company issued 300,000 shares of its common stock for $1,131,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated information derived from the Company's consolidated statements of income expressed as a percentage of the Company's total net sales:


                                            Quarter
                                             Ended
                                 -------------------------------
                                    March 31,        April 1,
                                      1996             1995
                                 --------------    -------------
Net sales                            100.0%           100.0%
Cost of sales                         87.8             83.1
                                     -----            -----
Gross profit                          12.2             16.9
Selling, general
    and administrative
    expenses                          12.4              9.6
                                     -----            -----
Operating income (loss)               (0.2)             7.3

Interest expense - net                 3.1              2.5
                                     -----            -----

Income before
 income taxes (benefit)               (3.3)             4.8
Income taxes (benefit)                (1.2)             1.7
                                     -----            -----
Net income (loss)                     (2.1)%            3.1%
                                     =====            =====

QUARTER ENDED MARCH 31, 1996 COMPARED TO THE QUARTER ENDED APRIL 1, 1995

     Net sales for the first quarter ended March 31, 1996 decreased by $5,189,000, or 14.8%, to $29,855,000 from $35,044,000 for the first quarter ended April 1, 1995. The decline in sales volume resulted primarily from a soft retail environment, unusually heavy snowfall in the East that affected retail demand in several major markets and an ice storm that shut down production at the Mississippi facilities for five days. Overall sales volume of the River Oaks product lines decreased by $4,484,000, or 16.5%, to $22,622,000 for the first quarter of 1996 from $27,106,000 for the first quarter of 1995. The River Oaks and River Crest product lines were responsible for $2,197,000 of the decline. Sales of the Roaring River product line decreased by $2,287,000 in the first quarter of 1996 as compared to the first quarter of 1995 as a result of management's decision to allocate marketing and production resources to the higher price point River Crest product line. Sales of the Gaines product line also declined by $705,000 in the first quarter of 1996 as compared to the first quarter of 1995. The Company's backlog at March 31, 1996 was approximately $16,500,000 as compared to approximately $16,900,000 at December 31, 1995.

     Cost of sales for the first quarter of 1996 decreased 9.9% to $26,221,000 from $29,108,000 for the first quarter of 1995. The aggregate decrease resulted primarily from decreased sales volume. As a percentage of net sales, cost of sales for the first quarter of 1996 increased to 87.8% from 83.1% for the first quarter of 1995. The increase in cost of sales and resulting decline in gross profit margin, was due primarily to reduced levels of production caused by the soft retail environment, five days of lost production due to an ice storm and the consolidation of two Mississippi facilities into one. Management believes that certain variable costs including duplicative labor have been eliminated as a result of the consolidation of the Fulton facility into New Albany, which was completed in March 1996. Gross profit margin was negatively affected by the existence of these costs throughout the majority of the first quarter and by the temporary disruption of production caused by the complexity of the consolidation. The Fulton facility remains idled for the use of any future capacity requirements.

     Selling, general and administrative expenses for the first quarter of 1996 increased by 9.4% to $3,705,000 from $3,387,000 for the first quarter of 1995. As a percentage of net sales, such expenses for the first quarter of 1996 increased to 12.4% from 9.6% for the first quarter of 1995. The aggregate increase was primarily the result of reaching the necessary administrative personnel levels and increased communication costs due to the California and Tennessee operations. The increase as a percentage of net sales is a result of the decreased sales volume in the first quarter of 1996.

     Operating income (loss) for the first quarter of 1996 decreased by 102.8% to $(71,000) from $2,549,000 for the first quarter of 1995. As a percentage of net sales, operating income (loss) for the first quarter of 1996 decreased to (0.2%) from 7.3% for the first quarter of 1995, primarily as a result of the factors discussed above.

     Net interest expense for the first quarter of 1996 increased by 7.7% to $926,000 from $860,000 for the first quarter of 1995. As a percentage of net sales, such expenses for the first quarter of 1996 increased to 3.1% from 2.5% for the first quarter of 1995. The aggregate increase was primarily a result of a larger percentage of factored sales, higher interest rates and increased levels of borrowings outstanding resulting primarily from working capital and capital expenditure requirements. The increase as a percentage of net sales is a result of the decreased sales volume in the first quarter of 1996.

     Net income (loss) for the first quarter of 1996 decreased by 159.0% to $(643,000) from $1,089,000 for the first quarter of 1995. As a percentage of net sales, net income (loss) for the first quarter of 1996 decreased to (2.1)% compared to net income of 3.1% for the first quarter of 1995, primarily as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financing for its operations and capital requirements historically has been a combination of long-term borrowings, factoring of accounts receivable and internally generated funds. The Company's capital requirements have increased historically because of capital requirements for capacity expansion and working capital needs to support sales growth. A significant portion of capital expansion has historically been financed with long-term mortgage indebtness. Factoring of accounts receivable has played an important role in providing cash to fund increased inventory requirements necessary for sales growth.

     After reflecting changes in current assets and current liabilities, operating activities provided net cash of $3,879,000 in the first quarter of 1996 as compared to providing $776,000 in the first quarter of 1995. For the first quarter of 1996, cash provided by operations was primarily the result of a higher percentage of factored sales than in prior years, as well as the collection of a 1995 overpayment of income taxes.

     Net cash used by investing activities was $1,442,000 in the first quarter of 1996 as compared to $1,740,000 used in the first quarter of 1995. Net capital expenditures in the first quarter of 1996 were $1,442,000 as compared to $1,740,000 in the first quarter of 1995 and were incurred primarily in connection with a new management information system and the completion of the centralized fabric storage, cutting and distribution center and administrative offices. Capital expenditures were funded primarily with long-term borrowings.

     In the first quarter of 1996, financing activities used net cash of $2,619,000 as compared to $1,658,000 provided in the first quarter of 1995 and reflected repayment of long-term borrowings of $3,750,000. During the first quarter of 1996, the Company issued 300,000 shares of its common stock, resulting in cash proceeds of $1,131,000.

     The Company factors most of its customer accounts receivable with The CIT Group/BCC, Inc., ("CIT") under a $45,000,000 credit facility (the "CIT Credit Facility") which is secured by receivables, inventory and equipment. The terms of the CIT Credit Facility, as amended on March 29, 1996, allow borrowings equal to (i) the lesser of (a) 95% of eligible factored receivables and 85% of eligible non-factored receivables or (b) $30,000,000 and (ii) the lesser of (a) 60% of eligible inventory or (b) $11,000,000. The CIT Facility matures on July 31, 1998 and bears interest at CIT's base rate plus one percent (9.25% as of March 31, 1996).

     The Company also has a $6,000,000 term loan with CIT for Gaines (the "Gaines Term Loan"), which is secured by Gaines' manufacturing real estate and equipment. The Gaines Term Loan, as amended on March 29, 1996, provides for principal payments under a five year note with a seven year amortization and bears interest at CIT's base rate plus one percent (9.75% as of March
31, 1996). As of March 31, 1996, outstanding borrowings under the Gaines Term Loan were $5,571,000.

     The Company has a $5,000,000 fully secured equipment line of credit with Deposit Guaranty National Bank. The line, which is to be utilized to purchase equipment and machinery as needed, matures on September 30, 1996 and is secured by all assets purchased with such funds. The Company may, however, convert minimum amounts of $500,000 outstanding to a term loan which will fully amortize over an 84-month period and which would bear interest at (i) LIBOR plus 175 basis points, (ii) the bank's prime rate, or (iii) seven-year Treasury note plus 200 basis points. In January 1996, the Company converted the balance of $810,000 under the term loan option. Outstanding borrowings on the equipment line were $802,000 at March 31, 1996 and bear interest at LIBOR plus 175 basis points (7.18% as of March 31, 1996).

     Also, the Company established a $2,000,000 fully secured real estate loan with Deposit Guaranty National Bank (the"Deposit Guaranty Real Estate Loan") which was utilized to purchase a new manufacturing facility in New Albany, Mississippi. The Deposit Guaranty Real Estate Loan is secured by the building and land and matures on October 1, 2000. Outstanding borrowings under this facility at March 31, 1996 were $1,958,000 and bear interest at LIBOR plus 175 basis points (7.19% at March 31, 1996).

     The Company has construction/term loan agreements in the amount of $5,250,000 with the Bank of Mississippi (the "New BOM Construction Loans"), the proceeds of which were used for the construction of a centralized fabric storage, cutting and distribution center. The BOM Construction Loan agreements, which originally matured on January 2, 1997, were converted on May 6, 1996 to a long term real estate loan that matures on May 6, 2001 and bears interest at the bank's prime rate (8.25% at March 31, 1996). As of March 31, 1996, outstanding borrowings under the New BOM Construction Loans were $5,250,000.

     Management anticipates that the Company's capital expenditures for the remaining three quarters of 1996 will be approximately $1,700,000. These estimated capital expenditures consist primarily of the completion of the administrative offices and the completion of the new management information system.

RECENT ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") issued by FASB is effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of FAS 123 are also effective for financial statements for fiscal years beginning after December 15, 1995. The new standard encourages entities to adopt a fair value method of accounting for employee stock-based compensation plans and requires such accounting for transactions in which an entity acquires goods or services form non-employees through issuance of equity instruments. As allowed under the provisions of FAS 123, the Company will continue to measure compensation cost of employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, the Company will make pro forma disclosures in its annual financial statements of net income and earnings per share as if the fair value based method of accounting had been applied.

                          FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q concerning the effects of the reorganization of certain of the Company's facilities and the implementation of new information systems are forward-looking in nature. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment of its expected future results of operations and performance based upon current information and, as a result, involve a number of risks and uncertainties. Because of the prospective nature of such forward-looking statements, the Company's future results of operations and performance may differ materially from those estimated by the Company as a result of a variety of factors, including the cyclical and seasonal nature of the furniture market, the availability and cost of labor and raw materials, the Company's ability to expand the geographic scope of its operations, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

INFLATION

     Although the effects on the Company cannot be accurately determined, inflation in recent years has primarily affected the Company's manufacturing costs in the areas of labor, manufacturing overhead and raw materials, including lumber. The Company does not believe that inflation has had a significant impact on its result of operations for the periods presented. Historically, the Company believes it has been able to minimize the effects of inflation by improving its purchasing efficiency, increasing its employee productivity and, to a lesser degree, increasing selling prices of its products.

                                   PART II
                              OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    On October 4, 1993, the trustees of the Ansin Foundation, established by a former shareholder of the Company, and an executor of the estate of the former shareholder, filed a complaint in the United States District Court, District of Massachusetts, against the Company and the Chief Executive Officer and the Secretary of Company, both of whom are also Company directors. The complaint contained allegations of fraud, breach of fiduciary duty and unfair and deceptive business practices in connection with the repurchase of the former shareholder's shares because of alleged misstatements and omissions as to the value of the former shareholder's shares and the financial condition of the Company and the failure by the defendants to disclose plans for a subsequent initial public offering.

    On March 25, 1996, the trial in this matter commenced, and on, April 8, 1996, the jury returned a verdict awarding damages against the Company in the amount of $2.3 million. Additionally, the jury awarded damages against each of the Chief Executive Officer and the Secretary in his individual capacity. The Company intends to contest the jury's verdict in the District Court by applying for a judgment notwithstanding the verdict and, if necessary, by taking an appeal to the United States Court of Appeals for the First Circuit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K

        (a) Exhibits


            Exhibit
            Number    Descriptions of Exhibits
            -------   ------------------------

            10.1      Amendments to the $45,000,000 Credit Facility between the
                      Registrant and CIT Group/BCC, Inc.

            27        Financial Data Schedule (for SEC use only)


        (b) Reports on Form 8-K

            The Company has not filed any current reports of Form 8-K during the first quarter of 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.


                                               RIVER OAKS FURNITURE, INC.



Date:  May 14, 1996                            /s/ John D. Nail
                                               -----------------------
                                               John D. Nail
                                               President



Date:  May 14, 1996                            /s/ Johnny C. Walker
                                               -----------------------
                                               Johnny C. Walker
                                               Chief Financial Officer

                                 EXHIBIT INDEX




                                                                                               Sequential
Exhibit No.                              Exhibits                                             Page Number
- -----------           ----------------------------------------------------                    -----------
10.1            Amendments to the $45,000,000 Credit Facility between the                          15
                Registrant and CIT Group/BCC, Inc.

27              Financial Data Schedule (for SEC use only)