Form 10-Q
period 1996-06-30
RIVER OAKS FURNITURE INC
filed 1996-08-14
CIK 908309

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

  [X]
        Quarterly Report pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996, or



  [ ]   Transition Report pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934 for the transition period from _________________ to ___________________.


                         Commission File No.:  0-22188


                         RIVER OAKS FURNITURE, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Mississippi                                         64-0749510
- ---------------------------------                        ----------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

        3350 McCullough Blvd.
        Belden, Mississippi                                       38826
- ----------------------------------------                 ----------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:         (601) 891-4550
                                                      -------------------------

                                 Not Applicable
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X           NO
    -------            ------

     As of August 14, 1996, 5,605,641 shares of the registrant's Common Stock were outstanding.

                                   PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                  RIVER OAKS FURNITURE,  INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                  June 30,       December 31,
                                                                    1996            1995
                                                                 ----------      ------------
  ASSETS                                                         (Unaudited)
  ------
  CURRENT:

    Cash & cash equivalents                                         $   403          $   499
    Accounts receivable , less allowance for possible
      losses of $706 and $707 (Note 3)                               10,547           10,549
    Income taxes refundable                                              -             1,114
    Inventories  (Notes 2 and 3)                                     20,552           20,682
    Prepaid expenses and other current assets                         1,326              483
    Deferred income taxes                                               560              541
                                                                    -------          -------
      TOTAL CURRENT ASSETS                                           33,388           33,868
                                                                    -------          -------
  PROPERTY AND EQUIPMENT,
    less accumulated depreciation                                    30,074           28,413
  OTHER ASSETS, primarily costs in excess of
    net assets acquired                                               6,704            7,085
                                                                    -------          -------
          TOTAL ASSETS                                              $70,166          $69,366
                                                                    =======          =======

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  CURRENT LIABILITIES:

    Accounts payable                                                 12,278            9,660
    Accrued expenses                                                    491            1,431
    Current maturities of long-term debt (Note 3)                     1,604            1,845
                                                                    -------          -------
      TOTAL CURRENT LIABILITIES                                      14,373           12,936

  DEFERRED INCOME TAXES                                                 384              335
  LONG-TERM DEBT, less current maturities (Note 3)                   21,226           22,428
                                                                    -------          -------
          TOTAL LIABILITIES                                          35,983           35,699

  COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

  SHAREHOLDERS' EQUITY :

    Preferred stock: $.10 par value - 5,000,000                           -               -
       shares authorized: no shares issued
    Common stock: $.10 par value - 20,000,000 shares authorized         561              531
       5,608,141 and 5,308,141 issued respectively (Note 4)
    Additional paid-in-capital (Note 4)                              27,528           26,427
    Retained earnings (Note 3)                                        6,289            6,904
    Notes receivable from shareholders                                 (163)            (163)
    Treasury stock, at cost, 2,500 shares                               (32)             (32)
                                                                    -------          -------
      TOTAL SHAREHOLDERS' EQUITY                                     34,183           33,667
                                                                    -------          -------
          TOTAL LIABILITIES & SHAREHOLDERS'                         $70,166          $69,366
          EQUITY                                                    =======          =======


  See accompanying notes to consolidated financial statements (unaudited).

                 RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)


                                                                      TWO QUARTERS ENDED                  QUARTER ENDED
                                                                   -------------------------        ------------------------
                                                                   JUNE 30,         JULY 1,         JUNE 30,         JULY 1,
                                                                     1996             1995            1996            1995
                                                                   --------         --------        --------         -------
  NET SALES                                                         $61,571          $69,901         $31,717         $34,859
  COST OF GOODS SOLD                                                 53,328           58,161          27,111          29,120
                                                                    -------          -------         -------         -------
    GROSS PROFIT                                                      8,243           11,740           4,606           5,739

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        7,162            7,022           3,497           3,536
                                                                    -------          -------         -------         -------
    OPERATING INCOME                                                  1,081            4,718           1,109           2,203

  INTEREST EXPENSE - Net                                              2,033            1,585           1,064             759
                                                                    -------          -------         -------         -------

    INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                        (952)           3,133              45           1,444

    INCOME TAXES (BENEFIT)                                             (338)           1,112              16             513
                                                                    -------          -------         -------         -------
  NET INCOME (LOSS)                                                 ($  614)         $ 2,021         $    29         $   931
                                                                    =======          =======         =======         =======
  NET INCOME (LOSS) PER SHARE                                       ($ 0.11)         $  0.38         $  0.01         $  0.18
                                                                    =======          =======         =======         =======
  WEIGHTED AVERAGE COMMON SHARES AND SHARE
  EQUIVALENTS OUTSTANDING                                             5,607            5,311           5,612           5,312
                                                                    =======          =======         =======         =======



  See accompanying notes to consolidated financial statements (unaudited).

                  RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                             TWO
                                                                        QUARTERS ENDED
                                                                    ------------------------
                                                                    JUNE 30,         JULY 1,
                                                                     1996             1995
                                                                    --------         -------
Cash flows from operating activities

  Net income (loss)                                                  ($ 614)          $2,021
  Depreciation & amortization                                         1,119              800
  Deferred income taxes                                                  30               -
  Changes in operating assets and liabilities
            Accounts receivable                                           2            4,117
            Inventories                                                 130           (2,278)
            Prepaid expenses and other assets                          (843)            (466)
            Accounts payable and accrued expenses                     1,678           (2,052)
            Refundable income taxes                                   1,114               -
                                                                     ------           ------
Net cash provided by operating activities                             2,616            2,142
                                                                     ------           ------
Cash flows from investing activities
  Purchase of property and equipment                                 (2,400)          (4,210)
                                                                     ------           ------
Net cash used by investing activities                                (2,400)          (4,210)
                                                                     ------           ------
Cash flows from financing activities
  Principal payments on long-term debt                                 (441)            (279)
  Proceeds from issuance of long-term debt                              500               -
  Net repayments under long-term lines of credit                     (1,502)              -
  Net proceeds from issuance of common stock (Note 4)                 1,131               -
  Net proceeds under short-term debt agreements                                        4,033
                                                                     ------           ------
Net cash (used) provided by financing activities                       (312)           3,754
                                                                     ------           ------
Net increase (decrease) in cash and cash                                (96)           1,686
  equivalents

Cash and cash equivalents, beginning of period                          499            1,154
                                                                     ------           ------
Cash and cash equivalents, end of period                             $  403           $2,840
                                                                     ======           ======


Supplemental disclosure of cash flows information:
                                                                     June 30,         July 1,
            Cash paid (received) during the two quarters ending:       1996            1995
                                                                     --------         -------
                                       Interest                       1,922            1,583
                                       Income taxes                  (1,114)           1,227

  See accompanying notes to consolidated financial statements. (unaudited)

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

         The interim financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, such information presented reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim results. The results of operations for the first two quarters ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1996.

2.       INVENTORIES

         Inventories are summarized as follows (amounts in thousands):

                                              June 30,          December 31,
                                                1996               1995
                                              -------           ------------
Finished goods                                $ 4,796              $ 3,377
Work-in-process                                 4,520                4,634
Raw materials                                  11,236               12,671
                                              -------              -------

Total                                         $20,552              $20,682
                                              =======              =======

3.       LONG-TERM DEBT

         At June 30, 1996 the Company had a $45,000,000 credit facility with its factor, The CIT Group/Commercial Services, Inc. ("CIT"). The credit facility was secured by substantially all the assets of the Company and its subsidiaries, excluding certain real property. The terms of the facility, as amended on March 29, 1996, provided for borrowings equal to the sum of (i) the lesser of (a) 95% of eligible factored receivables and 85% of eligible non-factored receivables or (b) $30,000,000, and (ii) the lesser of (a) 60% of eligible inventory or (b) $11,000,000. This credit facility matured on July 31, 1998 with automatic annual renewals thereafter, subject to CIT's approval, and bore interest at CIT's base rate plus one percent (9.25% as of June 30, 1996). At June 30, 1996 the outstanding balance under the line of credit portion of the facility was $9,044,000.

         The credit facility contained certain restrictive covenants which, among other things, required the maintenance of specific financial covenants of a consolidated basis, including adjusted tangible net worth, book net worth, working capital, debt service coverage ratios, interest coverage ratios, and leverage ratios. The CIT arrangements also restrict additional indebtness, the declaration and payment of dividends and distributions and transactions with affiliates. Under the above provisions, all of the Company's retained earnings at June 30, 1996 were restricted as to availability for payment of dividends.

         The Company also had a $6,000,000 term loan with CIT for Gaines (the "Gaines Term Loan"), which was secured by Gaines' manufacturing real estate and equipment. The Gaines Term Loan, as amended on March 29, 1996, provided for principal payments under a five year note with a seven year amortization and bore interest at CIT's base rate plus one and one-half percent (9.75% as of June 30, 1996). As of June 30, 1996, outstanding borrowings under the Gaines Term Loan were $5,399,000.

         On July 26, 1996, the Company entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with BNY Financial Corporation ("BNYFC") and other lenders (the "Banks"), which together with related agreements (collectively, the "Financing Documents") provides the Company and its direct and indirect subsidiaries with a $42 million revolving credit facility (with a $3 million overadvance sublimit), a $9 million term loan, and certain factoring arrangements (collectively, the "BNYFC Facility"). Proceeds of the BNYFC Facility have been used to refinance the Company's indebtedness to CIT described above, with the CIT Facility being terminated effective July 26, 1996. Additional proceeds are available under the BNYFC Facility to the Company and its direct and indirect subsidiaries for working capital purposes, subject to the satisfaction of the terms and conditions established by the Financing Documents, including without limitation, compliance with borrowing base requirements. The BNYFC Facility is secured by substantially all of the Company's assets, excluding certain real property.

         Revolving loans under the Credit Facility bear interest at a floating rate per annum equal to, at the election of the Company, either (i) 1.5% over the one month London Interbank Offered Rate (as published in The Wall Street Journal), or (ii) the higher of the prime rate of the Bank of New York or 0.50% over the federal funds rate; subject in either case to a 0.50% increase if any overadvances are outstanding for more than four days in any month. The term loan under the BNYFC Facility bears interest at a floating rate equal to, at the election of the Company, either (i) 2.50% over the one month London Interbank Offered Rate (as published in The Wall Street Journal), or (ii) 1.00% over the higher of (A) the prime rate of the Bank of New York or (B) 0.50% over the federal funds rate; subject in either case to a 0.50% reduction if the outstanding principle amount of the term loan is $7 million or less and no default or event of default exists.

         The BNYFC Facility terminates on July 26, 1999, subject to successive one year extensions thereafter unless notice of non-renewal is given by the Banks or the Company 90 days prior to the termination date. The Credit Facility is subject to earlier termination at the option of the Banks upon the occurrence of certain "Events of Default" enumerated in the Loan Documents.
All amounts due to the Banks are payable upon the termination of the Credit Facility for any reason. The term loan requires 59 equal monthly payments of principal in the amount of $107,142.86 commencing September 1, 1996, with all remaining principal and other amounts owing to the Banks being payable in full on the earlier to occur of (i) the termination of the Credit Facility, and (ii) July 26, 2001.

         The Financing Documents contain provisions that are customary for financing transactions of this type, including representations, warranties, conditions, covenants, and default provisions. Among other things, the Company is required to maintain profitability and certain consolidated financial ratios while the Credit Facility is in place, including ratios relating to tangible net worth, interest coverage, debt service coverage, indebtedness to tangible net worth, working capital, and the excess of current assets over current liabilities. The consolidated performance thresholds required by the tangible net worth, working capital, and current ratios increase quarterly through December 31, 1998, and the thresholds required by the interest coverage, debt service coverage, and indebtedness to tangible net worth ratios increase annually through December 31, 1998.

         The Company has a $5,000,000 fully secured equipment line of credit with Deposit Guaranty National Bank. The line, which is to be utilized to purchase equipment and machinery as need, matures on September 30, 1996 and is secured by all assets purchased with such funds. The Company may, however, convert minimum amounts of $500,000 outstanding to a term loan which will fully amortize over an 84-month period and which would bear interest at (i) LIBOR plus 175 basis points, (ii) the bank's prime rate, or (iii) seven-year Treasury note plus 200 basis points. In January 1996, the Company converted the then outstanding balance of $810,000 under the term loan option. Outstanding borrowings on the equipment line were $764,000 at June 30, 1996 and bears interest at LIBOR plus 175 basis points (7.22% as of June 30, 1996).

         Further, on May 6, 1996, the Company converted the outstanding balance on its Construction Loan Agreements with the Bank of Mississippi, which were due January 1997, to a $5,650,000 long-term real estate loan and a $100,000 short-term real estate loan (the "BOM Real Estate Loans"), bearing interest, payable monthly at the bank's prime (8.25% at June 30, 1996). The new long-term real estate loan provides for monthly principle payments of $31,390, with the balance due in May 2001. The new short-term real estate loan provides for monthly principle payments of $8,335, with the balance due in May 1997.

         Long-term debt consists of the following (amounts in thousands):

                                                        June 30,                      December 31,
                                                          1996                            1995
                                                        -------                       ------------
         Long-term  line of credit                      $ 9,044                           $10,942
         Term loan                                        5,399                             5,786
         BOM real estate loan                             5,662                             4,663
         Equipment loan                                     764                               810
         Real estate facility                             1,902                             1,980
         Capitalized lease obligations                       48                                70
         Other                                               11                                22
                                                        -------                           -------
         Total debt                                      22,830                            24,273
         Less current maturities                         (1,604)                           (1,845)
                                                        -------                           -------

         Total long-term debt                           $21,226                           $22,428
                                                        =======                           =======

4.       COMMON STOCK

         During the first quarter of 1996, the Company issued 300,000 shares of its common stock for $1,131,000.

5.       LEASE AGREEMENTS

         On July 11, 1996, the Company entered into a property management agreement with the Bank of Mississippi for a manufacturing facility located in Booneville, Mississippi. This agreement will allow the Bank of Mississippi the time necessary to complete its foreclosure proceedings against a third party and will terminate on the foreclosure sale date, at which time the Company will initiate a twelve month lease for the building with the Bank of Mississippi.

         On July 11, 1996, the Company also entered into a twelve month lease agreement with the F & B Leasing, LCC for the equipment and furniture located at the Booneville, Mississippi facility. The lease provides for a $1,500 per month lease payment and contains an option for the Company to extend the lease for another twelve month term at the end of the lease period and an option to purchase, at any time, the furniture and equipment for an amount, not to exceed $150,000.

         The agreement and lease above allow the Company to further complement it's existing lines with upholstered motion furniture.

6.       LITIGATION

         On October 4, 1993, the trustees of the Ansin Foundation, established by a former shareholder of the Company, and an executor of the estate of the former shareholder, filed a complaint in the United States District Court, District of Massachusetts, against the Company and the Chief Executive Officer and the Secretary of the Company, both of whom are also Company directors. The complaint contained allegations of fraud, breach of fiduciary duty and unfair and deceptive business practices in connection with the repurchase of the former shareholder's shares because of alleged misstatements and omissions as to the value of the former shareholder's shares and the financial condition of the Company and the failure by the defendants to disclose plans for a subsequent initial public offering.

         On March 25, 1996, the trial in this matter commenced, and on, April 8, 1996, the jury returned a verdict awarding compensatory damages against the Company in the amount of $2.3 million. Additionally, the jury awarded compensatory and punitive damages against each of the Chief Executive Officer and the Secretary in their individual capacities. A notice of appeal has been filed with the United States Court of Appeals for the First Circuit, and a briefing schedule has been issued by such court. No schedule for oral arguments on the appeal has been set.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated information derived from the Company's consolidated statements of income expressed as a percentage of the Company's total net sales:

                                              Two Quarters                                 Quarter
                                                 Ended                                      Ended
                                      --------------------------------          -----------------------------
                                      June 30,                 July 1,          June 30,              July 1,
                                        1996                     1995             1996                 1995
                                      --------                 -------          --------              -------
Net sales                              100.0%                   100.0%           100.0%                100.0%
Cost of sales                           86.6                     83.2             85.5                  83.5
                                       -----                    -----            -----                 -----
Gross profit                            13.4                     16.8             14.5                  16.5

Selling, general
  and administrative
  expenses                              11.6                     10.0             11.0                  10.2
                                       -----                    -----            -----                 -----
Operating income                         1.8                      6.8              3.5                   6.3

Interest expense - net                   3.3                      2.3              3.3                   2.2
                                       -----                    -----            -----                 -----

Income before
  income taxes (benefit)                (1.5)                     4.5              0.2                   4.1
Income taxes (benefit)                  (0.5)                     1.6              0.1                   1.4
                                       -----                    -----            -----                 -----
Net income (loss)                       (1.0)%                    2.9%             0.1%                  2.7%
                                       =====                    =====            =====                 =====

QUARTER ENDED JUNE 30, 1996 COMPARED TO THE QUARTER ENDED JULY 1, 1995

         Net sales for the second quarter ended June 30, 1996 decreased by $3,142,000 or 9.0% to $31,717,000 from $34,859,000 for the second quarter ended July 1, 1995. The decline in sales volume resulted primarily from a continuing weak national retail environment. Overall sales volume of the River Oaks product lines decreased by $2,868,000, or 10.7%, to $24,010,000 for the second quarter of 1996 from $26,878,000 for the second quarter of 1995. The River Oaks and River Crest product lines were responsible for $2,807,000 of this decline. Sales of the Gaines product line also declined by $274,000 or 3.4% in the second quarter of 1996 as compared to the second quarter of 1995.

         Cost of sales for the second quarter of 1996 decreased 6.9% to $27,111,000 from $29,120,000 for the second quarter of 1995. The aggregate decrease resulted primarily from decreased sales volume. As a percentage of net sales, cost of sales for the second quarter of 1996 increased to 85.5% from 83.5% for the second quarter of 1995. This decline in gross profit margin was due primarily to reduced levels of production caused by the soft retail environment, partially offset by reductions in certain variable costs, including duplicative labor, eliminated as a result of the consolidation of the Fulton facility into New Albany, completed in March 1996. The Fulton facility remains idled, except for a small sewing operation, to be held available for future capacity requirements.

         Selling, general and administrative expenses for the second quarter of 1996 decreased by 1.1% to $3,497,000 from $3,536,000 for the second quarter of 1995. As a percentage of net sales, such expenses in the second quarter of 1996 increased to 11.0% from 10.2% for the second quarter of 1995. The aggregate decrease was primarily the result of a reduction in commission expense relative to a reduction in sales volume. The increase as a percentage of net sales is primarily a result of the decreased sales volume in the second quarter of 1996.

         Operating income for the second quarter of 1996 decreased 49.7% to $1,109,000 from $2,203,000 for the second quarter of 1995. As a percentage of net sales, operating income for the second quarter of 1996 decreased to 3.5% from 6.3% for the second quarter of 1995, primarily as a result of the factors discussed above.

         Net interest expense for the second quarter of 1996 increased 40.2% to $1,064,000 from $759,000 for the second quarter of 1995. As a percentage of net sales, such expenses for the second quarter of 1996 increased to 3.3% from 2.2% for the second quarter of 1995. The aggregate increase was primarily a result of higher interest rates and increased levels of borrowings outstanding resulting from working capital and capital expenditure requirements. The increase as a percentage of net sales is a result of the decreased sales volume in the second quarter of 1996.

         Net income for the second quarter of 1996 decreased by 96.9% to $29,000 from $931,000 for the second quarter of 1995. As a percentage of net sales, net income for the second quarter of 1996 decreased to 0.1% compared to net income of 2.7% for the second quarter of 1995, primarily as a result of the factors discussed above.

TWO QUARTERS ENDED JUNE 30, 1996 COMPARED TO THE TWO QUARTERS ENDED JULY 1,
1995

         Net sales for the first two quarters ended June 30, 1996 decreased by $8,330,000 or 11.9% to $61,571,000 from $69,901,000 for the first two quarters ended July 1, 1995. The decline in sales volume resulted primarily from a weak national retail environment, unusually heavy snowfall in the East that affected retail demand in several major markets and an ice storm that shut down production at the Mississippi facilities for five days in the first quarter. Overall sales volume of the River Oaks product lines decreased by $7,354,000, or 13.6%, to $46,631,000 for the first two quarters of 1996 from $53,985,000 for the first two quarters of 1995. The River Oaks and River Crest product were responsible for $7,182,000 of the decline. Sales of the Gaines product line also declined by $976,000 or 6.1% in the first two quarters of 1996 as compared to the first two quarters of 1995. The Company's backlog at June 30, 1996 was approximately $13,000,000 as compared to approximately $16,900,000 at December 31, 1995.

         Cost of sales for the first two quarters of 1996 decreased 8.3% to $53,328,000 from $58,161,000 for the first two quarters of 1995. The aggregate decrease resulted primarily from decreased sales volume. As a percentage of net sales, cost of sales for the first two quarters of 1996 increased to 86.6% from 83.2% for the first two quarters of 1995. The increase in cost of sales and resulting decline in gross profit margin was due primarily to reduced levels of production caused by the weak national retail environment, five days of lost production due to a first quarter ice storm and the temporary disruption related to the consolidation of two Mississippi facilities into one. This was offset by reductions in certain variable costs including duplicative labor eliminated by the consolidation of the Fulton facility into New Albany, completed in March 1996. The Fulton facility remains idled, except for a small sewing operation, for future capacity requirements.

         Selling, general and administrative expenses for the first two quarters of 1996 increased by 2.0% to $7,162,000 from $7,022,000 for the first two quarters of 1995. As a percentage of net sales, such expenses in the first two quarters of 1996 increased to 11.6% from 10.0% for the first two quarters of 1995. The aggregate increase was primarily the result of reaching the necessary administrative personnel levels in the first quarter. The increase as a percentage of net sales is a result of the decreased sales volume in the first two quarters of 1996.

         Operating income for the first two quarters of 1996 decreased 77.1% to $1,081,000 from $4,718,000 for the first two quarters of 1995. As a percentage of net sales, operating income for the first two quarters of 1996 decreased to 1.8% from 6.8% for the first two quarters of 1995, primarily as a result of the factors discussed above.

         Net interest expense for the first two quarters of 1996 increased 28.3% to $2,033,000 from $1,585,000 for the first two quarters of 1995. As a percentage of net sales, such expenses for the first two quarters of 1996 increased to 3.3% from 2.3% for the first two quarters of 1995. The aggregate increase was primarily a result of higher interest rates and increased levels of borrowings resulting from working capital and capital expenditure requirements. The increase as a percentage of net sales is a result of the decreased sales volume in the first two quarters of 1996.

         Net income (loss) for the first two quarters of 1996 decreased by 130.4% to $(614,000) from $2,021,000 for the first two quarters of 1995. As a percentage of net sales, net income (loss) for the first two quarters of 1996 decreased to (1.0%) compared to net income of 2.9% for the first two quarters of 1995, primarily as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing for its operations and capital requirements historically has been a combination of long-term borrowings, factoring of accounts receivable and internally generated funds. The Company's capital requirements have increased historically in connection with capacity expansion and working capital needs to support sales growth. A significant portion of capital expansion has historically been financed with long-term mortgage indebtness. Factoring of accounts receivable has played an important role in providing cash to fund increased inventory requirements necessary for sales growth.

         After reflecting changes in current assets and current liabilities, operating activities provided net cash of $2,616,000 in the first two quarters of 1996 as compared to providing $2,142,000 in the first two quarters of 1995. For the first two quarters of 1996, cash provided by operations was primarily the result of a higher percentage of factored sales than in prior years, as well as the collection of a 1995 overpayment of income taxes.

         Net cash used by investing activities, consisting primarily of capital expenditures, was $2,400,000 in the first two quarters of 1996 compared to $4,210,000 used in the first two quarters of 1995. Capital expenditures in each period were incurred primarily in connection with a new management information system and the completion of the centralized fabric storage, cutting and distribution center and administrative offices. Capital expenditures were funded primarily with long-term borrowings.

         In the first two quarters of 1996, financing activities used net cash of $312,000 compared to $3,754,000 provided in the first two quarters of 1995 and reflected repayment of long-term borrowings of $1,943,000. During the first quarter of 1996, the Company issued 300,000 shares of its common stock, resulting in cash proceeds of $1,131,000.

         Until July, 1996 the Company factored most of its customer accounts receivable with The CIT Group/BCC, Inc., ("CIT") under a $45,000,000 credit facility (the "CIT Credit Facility") which was secured by receivables, inventory and equipment. The terms of the CIT Credit Facility, as amended on March 29, 1996, allowed for borrowings equal to (i) the lesser of (a) 95% of eligible factored receivables and 85% of eligible non-factored receivables or
(b) $30,000,000 and (ii) the lesser of (a) 60% of eligible inventory or (b) $11,000,000. The CIT Facility matured on July 31, 1998 and bore interest at CIT's base rate plus one percent (9.25% as of June 30, 1996).

         The Company also had a $6,000,000 term loan with CIT for Gaines (the "Gaines Term Loan"), which was secured by Gaines' manufacturing real estate and equipment. The Gaines Term Loan, as amended on March 29, 1996, provided for principal payments under a five year note with a seven year amortization and bore interest at CIT's base rate plus one and one-half percent (9.75% as of June 30, 1996). As of June 30, 1996, outstanding borrowings under the Gaines Term Loan were $5,399,000.

         On July 26, 1996, the Company entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with BNY Financial Corporation ("BNYFC") and other lenders (the "Banks"), which together with related agreements (collectively, the "Financing Documents") provides the Company and its direct and indirect subsidiaries with a $42 million revolving credit facility (with a $3 million overadvance sublimit), a $9 million term loan, and certain factoring arrangements (collectively, the "BNYFC Facility"). Proceeds of the BNYFC Facility have been used to refinance the Company's indebtedness to CIT described above, with the CIT Facility being terminated effective July 26, 1996. Additional proceeds are available under the BNYFC Facility to the Company and its direct and indirect subsidiaries for working capital purposes, subject to the satisfaction of the terms and conditions established by the Financing Documents, including without limitation, compliance with borrowing base requirements. The BNYFC Facility is secured by substantially all of the Company's assets, excluding certain real property.

         Revolving loans under the Credit Facility bear interest at a floating rate per annum equal to, at the election of the Company, either (i) 1.5% over the one month London Interbank Offered Rate (as published in The Wall Street Journal), or (ii) the higher of the prime rate of the Bank of New York or 0.50% over the federal funds rate; subject in either case to a 0.50% increase if any overadvances are outstanding for more than four days in any month. The term loan under the Credit Facility bears interest at a floating rate equal to, at the election of the Company, either (i) 2.50% over the one month London Interbank Offered Rate (as published in The Wall Street Journal), or (ii) 1.00% over the higher of (A) the prime rate of the Bank of New York or (B) 0.50% over the federal funds rate; subject in either case to a 0.50% reduction if the outstanding principal amount of the term loan is $7 million or less and no default or event of default exists.

         The BNYFC Facility terminates on July 26, 1999, subject to successive one year extensions thereafter unless notice of non-renewal is given by the Banks or the Company 90 days prior to the termination date. The BNYFC Facility is subject to earlier termination at the option of the Banks upon the occurrence of certain "Events of Default" enumerated in the Loan Documents. All amounts due to the Banks are payable upon the termination of the BNYFC Facility for any reason. The term loan requires 59 equal monthly payments of principal in the amount of $107,142.86 commencing September 1, 1996, with all remaining principal and other amounts owing to the Banks being payable in full on the earlier to occur of (i) the termination of the BNYFC Facility, and (ii) July 26, 2001.

         The Financing Documents contain provisions that are customary for financing transactions of this type, including representations, warranties, conditions, covenants, and default provisions. Among other things, the Company is required to maintain profitability and certain consolidated financial ratios while the BNYFC Facility is in place, including ratios relating to tangible net worth, interest coverage, debt service coverage, indebtedness to tangible net worth, working capital, and the excess of current assets over current liabilities. The consolidated performance thresholds required by the tangible net worth, working capital, and current ratios increase quarterly through December 31, 1998, and the thresholds required by the interest coverage, debt service coverage, and indebtedness to tangible net worth ratios increase annually through December 31, 1998.

         The Company has a $5,000,000 fully secured equipment line of credit with Deposit Guaranty National Bank. The line, which is to be utilized to purchase equipment and machinery as needed, matures on September 30, 1996 and is secured by all assets purchased with such funds. The Company may, however, convert minimum amounts of $500,000 outstanding to a term loan which will fully amortize over an 84-month period and which would bear interest at (i) LIBOR plus 175 basis points, (ii) the bank's prime rate, or (iii) seven-year Treasury note plus 200 basis points. In January 1996, the Company converted the balance of $810,000 under the term loan option. Outstanding borrowings on the equipment line were $764,000 at June 30, 1996 and bears interest at LIBOR plus 175 basis points (7.22% as of June 30, 1996).

         Also, the Company has a $2,000,000 fully secured real estate loan with Deposit Guaranty National Bank (the"Deposit Guaranty Real Estate Loan") which was utilized to purchase a new manufacturing facility in New Albany, Mississippi. The Deposit Guaranty Real Estate Loan is secured by the building and land and matures on October 1, 2000. Outstanding borrowings under this facility at June 30, 1996 were $1,902,000 and bear interest at LIBOR plus 175 basis points (7.22% at June 30, 1996).

         The Company had construction/term loan agreements with the Bank of Mississippi (the "New BOM Construction Loans"), the proceeds of which were used for the construction of a centralized fabric storage, cutting and distribution center. The BOM Construction Loan agreements, which originally matured on January 2, 1997, were converted on May 6, 1996 to a long term and a short term real estate loan that mature on May 6, 2001 and May 1, 1997, respectively.
Both loans bear interest at the bank's prime rate (8.25% at June 30, 1996). As of June 30, 1996, outstanding borrowings under the new long term and short term BOM Construction Loans were $5,587,000 and $75,000, respectively.

         Management anticipates that the Company's capital expenditures for the remaining two quarters of 1996 will be approximately $800,000. These estimated capital expenditures consist primarily of the completion of the new management information system. See "Forward-Looking Statements."

         On July 11, 1996, the Company entered into a property management agreement and an equipment lease in Booneville, Mississippi that will allow the company to begin production of upholstered motion furniture. Management believes the ability to produce and market motion furniture will enhance the Company's existing product lines and further its efforts to be a single source supplier. See "Forward-Looking Statements."

         In the event that a final, nonappealable judgment is rendered against the Company in the litigation described under the caption "Legal Proceedings" in Part II of this Quarterly Report on Form 10-Q (the "Ansin Litigation"), the Company expects to rely upon its traditional sources of working capital, including internally generated funds and long term borrowings, to satisfy any such judgement. Although the ultimate outcome of litigation on appeal cannot be predicted with certainty, management of the Company does not believe, based upon discussions with counsel, that the ultimate outcome of the Ansin Litigation will have a material adverse effect on the Company. See "Forward-Looking Statements."

RECENT ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") issued by FASB is effective for fiscal years that begin after December 15, 1995. The new standard encourages entities to adopt a fair value method of accounting for employee stock-based compensation plans and requires such accounting for transactions in which an entity acquires goods or services form non-employees through issuance of equity instruments. As allowed under the provisions of FAS 123, the Company will continue to measure compensation cost of employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, the Company will make pro forma disclosures in its annual financial statements of net income and earnings per share as if the fair value based method of accounting had been applied.

FORWARD-LOOKING STATEMENTS

         Certain statements contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q (including statements concerning the effects of the reorganization of certain of the Company's facilities, the implementation of new information systems, expected capital expenditures, the efforts of the Company to become a single source supplier, and the ultimate outcome of the Ansin Litigation and the effect of such resolution on the operations or financial results or position of the Company) are forward-looking in nature. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment of its expected future results of operations and performance based upon current information and, as a result, involve a number of risks and uncertainties. Because of the prospective nature of such forward-looking statements, the Company's future results of operations and performance, and the ultimate resolution and impact of the Ansin Litigation, may differ materially from those estimated by the Company as a result of a variety of factors, including the cyclical and seasonal nature of the furniture market; the uncertainties necessarily associated with appellate litigation; the deference generally given to findings of fact made by juries; the availability and cost of labor and raw materials; the Company's ability to expand the geographic scope of its operations; general conditions in the economy and capital markets; changes in fashion or tastes; demographic changes; competition; import protection and regulation; changes in business strategy or development plans; availability, terms and deployment of capital; business ability and judgement of management and other personnel; and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. In addition to the other factors, uncertainties and assumptions set forth in this Quarterly Report on Form 10-Q, the Company's statements regarding the Ansin Litigation are made in light of, and are based at least partially upon, the current financial position of the Company.

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

                                    PART II
                               OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS

                 On October 4, 1993, the trustees of the Ansin Foundation, established by a former shareholder of the Company, and an executor of the estate of the former shareholder, filed a complaint in the United States District Court, District of Massachusetts, against the Company and the Chief Executive Officer and the Secretary of the Company, both of whom are also Company directors. The complaint contained allegations of fraud, breach of fiduciary duty and unfair and deceptive business practices in connection with the repurchase of the former shareholder's shares because of alleged misstatements and omissions as to the value of the former shareholder's shares and the financial condition of the Company and the failure by the defendants to disclose plans for a subsequent initial public offering.

                 On March 25, 1996, the trial in this matter commenced, and on, April 8, 1996, the jury returned a verdict awarding compensatory damages against the Company in the amount of $2.3 million. Additionally, the jury awarded compensatory and punitive damages against each of the Chief Executive Officer and the Secretary in their individual capacities. A notice of appeal has been filed with the United States Court of Appeals for the First Circuit, and a briefing schedule has been issued by such court. No schedule for oral arguments on the appeal has been set. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The Company's Annual Meeting of Shareholders was held on May 22, 1996. During the Annual Meeting, the following three directors were elected to serve until the 1999 Annual Meeting or their earlier retirement from the Board of Directors:


               Director                For        Against      Withheld
               --------                ---        -------      --------
         Stephen L. Simons          4,853,038      0            37,762
         Thomas D. Keenum, Sr.      4,852,838      0            37,962
         A. Douglas Jumper, Sr.     4,853,038      0            37,762


                 The following individuals continued to serve as directors after the Annual Meeting: John D. Nail, Johnny C. Walker, Don D. Murphy, John B. Apple, R. Gerald Turner and John J. Chulick.

                 Additionally, during the Annual Meeting, the appointment of BDO Seidman as independent accountants for the Company was ratified as follows:

               For           Against         Withheld       Abstain
               ---           -------         --------       -------
            4,871,115         13,485             0           6,200

                 Additionally, during the Annual Meeting, the approval of amendments to the 1993 Non-Qualified Stock Option Plan was ratified as follows:

               For           Against         Withheld       Abstain
               ---           -------         --------       -------
            4,453,142        165,690            0           254,512



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8 - K

             (a)      Exhibits

              Exhibit
               Number        Descriptions of Exhibits
              -------        ------------------------
              10.1      $5,650,000 construction/term loan agreement between the
                        Registrant and the Bank of Mississippi

              10.2 $100,000 Construction/term loan agreement between the Registrant and the Bank of Mississippi

              27        Financial Data Schedule (for SEC use only)

             (b)      Reports on Form 8-K

                      The Company has not filed any current reports of Form
                 8-K during the second quarter of 1996.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.


                                          RIVER OAKS FURNITURE, INC.


Date:    August 14, 1996                  /s/ John D. Nail
                                          --------------------------
                                              John D. Nail
                                              President



Date:    August 14, 1996                  /s/ Johnny C. Walker
                                          --------------------------
                                              Johnny C. Walker
                                              Chief Financial Officer

                                 EXHIBIT INDEX




                                                                                             Sequential
Exhibit No.                         Exhibits                                                 Page Number
- -----------      ----------------------------------------------------------------------      -----------
10.1             $5,650,000 construction/term loan agreement between the                        17
                 Registrant and the Bank of Mississippi

10.2             $100,000 Construction/term loan agreement between the Registrant               24
                 and the Bank of Mississippi

27               Financial Data Schedule (for SEC use only)