Form 10-Q
period 1996-09-29
RIVER OAKS FURNITURE INC
filed 1996-11-13
CIK 908309

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

  [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 1996, or
                        ------------------


  [ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period
                  from                     to                      .
                       -------------------    --------------------


                        Commission File No.:  0-22188

                          RIVER OAKS FURNITURE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Mississippi                                            64-0749510
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

     3350 McCullough Blvd.
      Belden, Mississippi                                      38826
-------------------------------                              ----------
(Address of principal executive                              (Zip Code)
               offices)

Registrant's telephone number, including area code:       (601) 891-4550
                                                          --------------

                                Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                 Indicate by check mark whether the registrant: (1)
has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X       NO
   --------       ---------

                 As of November 13, 1996, 5,605,641 shares of the registrant's Common Stock were outstanding.

                  RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                    September 29,          December 31,
                                                                         1996                  1995
                                                                    -------------          ------------
                                                                     (Unaudited)
ASSETS
------
CURRENT:

    Cash & cash equivalents                                            $   170                $   499
    Accounts receivable, less allowance for possible
      losses of $817 and $707                                           12,835                 10,549
    Income taxes refundable                                                 --                  1,114
    Inventories (Note 2)                                                22,153                 20,682
    Prepaid expenses and other current assets                            1,087                    483
    Deferred income taxes                                                  560                    541
                                                                       -------                -------
        TOTAL CURRENT ASSETS                                            36,805                 33,868
                                                                       -------                -------

PROPERTY AND EQUIPMENT,
  less accumulated depreciation                                         30,375                 28,413
OTHER ASSETS, primarily costs in excess of
  net assets acquired                                                    6,860                  7,085
                                                                       -------                -------
        TOTAL ASSETS                                                   $74,040                $69,366
                                                                       =======                =======


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:

    Accounts payable                                                   $13,787                $ 9,660
    Accrued expenses                                                       600                  1,431
    Current maturities of long-term debt (Note 3)                        2,026                  1,845
                                                                       -------                -------
        TOTAL CURRENT LIABILITIES                                       16,423                 12,936

DEFERRED INCOME TAXES                                                      384                    335
LONG-TERM DEBT, less current maturities (Note 3)                        23,252                 22,428
                                                                       -------                -------
        TOTAL LIABILITIES                                               40,049                 35,699

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

SHAREHOLDERS' EQUITY:

    Preferred stock:  $.10 par value -- 5,000,000
      shares authorized:  no shares issued                                  --                     --
    Common stock:  $.10 par value -- 20,000,000 shares authorized
      5,608,141 and 5,308,141 issued respectively (Note 4)                 561                    531
    Additional paid-in-capital (Note 4)                                 27,528                 26,427
    Retained earnings (Note 3)                                           6,097                  6,904
    Notes receivable from shareholders                                    (163)                  (163)
    Treasury stock, at cost, 2,500 shares                                  (32)                   (32)
                                                                       -------                -------
        TOTAL SHAREHOLDERS' EQUITY                                      33,991                 33,667
                                                                       -------                -------
            TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $74,040                $69,366
                                                                       =======                =======




    See accompanying notes to consolidated financial statements (unaudited).

                  RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                Three Quarters Ended                     Quarter Ended
                                                          ---------------------------------     ---------------------------------
                                                          September 29,      September 30,     September 29,       September 30,
                                                               1996               1995              1996               1995
                                                          -------------      -------------     -------------       -------------
NET SALES                                                    $90,544             $104,626           $28,972            $34,725
COST OF GOODS SOLD                                            78,415               87,822            25,087             29,661
                                                             -------             --------           -------            -------
    Gross profit                                              12,129               16,804             3,885              5,064

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  10,423               10,604             3,260              3,582
                                                             -------             --------           -------            -------
    Operating Income                                           1,706                6,200               625              1,482

INTEREST EXPENSE -- Net                                        2,956                2,366               924                781
                                                             -------             --------           -------            -------
    Income (loss) before income taxes (benefit)               (1,250)               3,834              (299)               701

    Income taxes (benefit)                                      (444)               1,361              (106)               249
                                                             -------             --------           -------            -------
    NET INCOME (LOSS)                                        $  (806)            $  2,473           $  (193)           $   452
                                                             =======             ========           =======            =======
Net income (loss) per share                                  $ (0.14)            $   0.47           $ (0.03)           $  0.09
                                                             =======             ========           =======            =======
Weighted average common shares and share
  equivalents outstanding                                      5,606                5,310             5,606              5,307
                                                             =======             ========           =======            =======


    See accompanying notes to consolidated financial statements (unaudited).

                  RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Three Quarters Ended
                                                          -----------------------------------
                                                          September 29,          September 30,
                                                               1996                  1995
                                                          -------------          -------------
Cash flows from operating activities

    Net income (loss)                                        $   (806)              $  2,473
    Depreciation & amortization                                 1,714                  1,251
    Deferred income taxes                                          30                    (25)
    Changes in operating assets and liabilities
        Accounts receivable                                    (2,286)                 6,446
        Inventories                                            (1,471)                (5,547)
        Prepaid expenses and other assets                        (946)                  (180)
        Accounts payable and accrued expenses                   3,295                 (1,864)
        Refundable income taxes                                 1,114                     --
                                                             --------               --------
Net cash provided by operating activities                         644                  2,554
                                                             --------               --------

Cash flows from investing activities
    Purchase of property and equipment                         (3,109)                (9,028)
                                                             --------               --------
Net cash used by investing activities                          (3,109)                (9,028)
                                                             --------               --------

Cash flows from financing activities
    Principal payments on long-term debt                         (577)               (15,118)
    Proceeds from issuance of long-term debt                   37,883                 18,894
    Net repayments under long-term lines of credit            (36,301)                    --
    Net proceeds from issuance of common stock (Note 4)         1,131                     --
    Net proceeds under short-term debt agreements                  --                  3,571
                                                             --------               --------
Net cash provided by financing activities                       2,136                  7,347
                                                             --------               --------
Net increase (decrease) in cash and cash equivalents             (329)                   873

Cash and cash equivalents, beginning of period                    499                  1,154

Cash and cash equivalents, end of period                     $    170               $  2,027
                                                             ========               ========



Supplemental disclosure of cash flows information:

  Cash paid (received) during the three quarters ending:

                                                          September 29,          September 30,
                                                               1996                   1995
                                                          -------------          -------------
                                Interest                     3,233                  2,766
                                Income taxes                (1,114)                 1,419


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

         The interim financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, such information presented reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim results. The results of operations for the first three quarters ended September 29, 1996 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1996.

2.       INVENTORIES

         Inventories are summarized as follows (amounts in thousands):

                                  September 29,             December 31,
                                      1996                     1995
                                  --------------           -------------
Finished goods                    $       5,623            $       3,377
Work-in-process                           4,506                    4,634
Raw materials                            12,024                   12,671
                                 --------------            -------------

Total                             $      22,153            $      20,682
                                 ==============            =============

3.       LONG-TERM DEBT

         On July 26, 1996, the Company entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with BNY Financial Corporation ("BNYFC") and other lenders (the "Banks"), which replaced the previous credit facility with CIT. The Credit Agreement with BNYFC and other lenders together with related agreements (collectively, the "Financing Documents") provides the Company and its direct and indirect subsidiaries with a $42 million revolving credit facility (with a $3 million overadvance sublimit), a $9 million term loan, and certain factoring arrangements (collectively, the "BNYFC Facility"). Proceeds of the BNYFC Facility have been used to refinance the Company's indebtedness to CIT with the CIT Facility being terminated effective July 26, 1996. Additional proceeds are available under the BNYFC Facility to the Company and its direct and indirect subsidiaries for working capital purposes, subject to the satisfaction of the terms and conditions established by the Financing Documents, including without limitation, compliance with borrowing base requirements. The BNYFC Facility is secured by substantially all of the Company's assets, excluding certain real property.

         Revolving loans under the Credit Facility bear interest at a floating rate per annum equal to 1.50% over the one month London Interbank Offered Rate (6.94% at September 29, 1996) subject to a 0.50% increase if any overadvances are outstanding for more than four days in any month. The term loan under the BNYFC Facility bears interest at a floating rate equal to 2.50% over the one month London Interbank Offered Rate (7.94% at September 29, 1996), to a 0.50% reduction if the outstanding principal amount of the term loan is $7 million or less and no default or event of default exists.

         The BNYFC Facility terminates on July 26, 1999, subject to successive one year extensions thereafter unless notice of non-renewal is given by the Banks or the Company 90 days prior to the termination date. The Credit Facility is subject to earlier termination at the option of the Banks upon the occurrence of certain "Events of Default" enumerated in the Loan Documents.
All amounts due to the Banks are payable upon the termination of the Credit Facility for any reason. The term loan requires 59 equal monthly payments of principal in the amount of $107,143 commencing September 1, 1996, with all remaining principal and other amounts owing to the Banks being payable in full on the earlier to occur of (i) the termination of the Credit Facility, and (ii) July 26, 2001.

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

         Further, the Company has a $5,650,000 long-term real estate loan and a $100,000 short-term estate loan with the Bank of Mississippi (the "BOM Real Estate Loans"), bearing interest, payable monthly at the bank's prime (8.25% at September 29, 1996). The long-term real estate loan provides for monthly principle payments of $31,390, with the balance due in May 2001. The short-term real estate loan provides for monthly principal payments of $8,335, with the balance due in May 1997. Outstanding borrowings on the long-term and short-term real estate loans is $5,524,000 and $67,000, respectively.

         The Company has a $5,000,000 fully secured equipment line of credit with Deposit Guaranty National Bank. The line, which is to be utilized to purchase equipment and machinery as need, matures on September 30, 1996 and is secured by all assets purchased with such funds. The Company may, however, convert minimum amounts of $500,000 outstanding to a term loan which will fully amortize over an 84-month period and which would bear interest at (i) LIBOR plus 175 basis points, (ii) the bank's prime rate, or (iii) seven-year Treasury note plus 200 basis points. In January 1996, the Company converted the then outstanding balance of $810,000 under the term loan option. Outstanding borrowings on the equipment line were $746,000 at September 29, 1996 and bears interest at LIBOR plus 175 basis points (7.19% as of September 29, 1996). The Company did not renew this line of credit which matured on September 30, 1996.

         Also, the Company has a $2,000,000 fully secured real estate loan with Deposit Guaranty National Bank (the"Deposit Guaranty Real Estate Loan") which was utilized to purchase a new manufacturing facility in New Albany, Mississippi. The Deposit Guaranty Real Estate Loan is secured by the building and land and matures on October 1, 2000. Outstanding borrowings under this facility at September 29, 1996 were $1,880,000 and bear interest at LIBOR plus 175 basis points (7.19% at September 29, 1996).

         Long-term debt consists of the following (amounts in thousands):

                                                   September 29,           December 31,
                                                       1996                    1995
                                                   -------------           ------------
         Long-term  line of credit                    $ 8,117                $10,942
         Term loan                                      8,893                  5,786
         BOM real estate loans                          5,591                  4,663
         Equipment loan                                   746                    810
         Real estate facility                           1,880                  1,980
         Capitalized lease obligations                     40                     70
         Other                                             11                     22
                                                      -------                -------
         Total debt                                    25,278                 24,273
         Less current maturities                       (2,026)                (1,845)
                                                      -------                -------

         Total long-term debt                         $23,252                $22,428
                                                      =======                =======

4.       COMMON STOCK

         During the first quarter of 1996, the Company issued 300,000 shares of its common stock for $1,131,000.

5.       LEASE AGREEMENTS

         On August 30, 1996, the Company entered into a twelve month lease with the Bank of Mississippi for a manufacturing facility located in Booneville, Mississippi. This agreement replaces the previous property management agreement with the Bank of Mississippi and provides for a $2,500 per month lease payment. The lease agreement expires on August 1, 1997 and also provides an option for the Company to extend the lease for an additional 12 month term or to purchase the facility prior to July 1, 1997 for $324,100.

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

         The agreement and lease above allow the Company to further complement its existing lines with upholstered motion furniture.

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

         On March 25, 1996, the trial in this matter commenced, and on, April 8, 1996, the jury returned a verdict awarding compensatory damages against the Company in the amount of $2.3 million. Additionally, the jury awarded compensatory and punitive damages against each of the Chief Executive Officer and the Secretary in their individual capacities. A notice of appeal was filed with the United States Court of Appeals for the First Circuit, and the appeal was argued November 5, 1996. No decision has been issued on the appeal. Although the ultimate outcome of litigation on appeal cannot be predicted with certainty, management of the Company does not believe, based upon discussions with counsel, that the ultimate outcome of this matter will have a material adverse effect on the Company. See "Forward-Looking Statements."

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated information derived from the Company's consolidated statements of income expressed as a percentage of the Company's total net sales:

                                             Three Quarters                                    Quarter
                                                  Ended                                         Ended
                                 ------------------------------------            ------------------------------------
                                 September 29,          September 30,             September 29,            September 30,
                                     1996                    1995                      1996                    1995
                                 -------------          -------------             -------------            -------------
Net sales                           100.0%                   100.0%                   100.0%                   100.0%
Cost of sales                        86.6                     83.9                     86.6                     85.4
                                    ------                   ------                   ------                   ------
Gross profit                         13.4                     16.1                     13.4                     14.6

Selling, general
  and administrative
  expenses                           11.5                     10.1                     11.3                     10.3
                                    ------                   ------                   ------                   ------
Operating income                      1.9                      6.0                      2.1                      4.3

Interest expense - net                3.3                      2.3                      3.2                      2.3
                                    ------                   ------                   ------                   ------
Income (loss) before
  income taxes (benefit)             (1.4)                     3.7                     (1.1)                     2.0
Income taxes (benefit)               (0.5)                     1.6                     (0.4)                     0.7
                                    ------                   ------                   ------                   ------
Net income (loss)                    (0.9)%                    2.4%                    (0.7)%                    1.3%
                                    ======                   ======                   ======                   ======


QUARTER ENDED SEPTEMBER 29, 1996 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1995

         Net sales for the third quarter ended September 29, 1996 decreased by $5,753,000 or 16.6% to $28,972,000 from $34,725,000 for the third quarter ended
September 30, 1995. The decline in sales volume resulted primarily from a continuing weak national retail furniture environment. Overall sales volume of the River Oaks product lines decreased by $3,574,000, or 13.3%, to $23,354,000 for the third quarter of 1996 from $26,928,000 for the third quarter of 1995. Sales of the Gaines product line also declined by $2,179,000 or 27.9% in the third quarter of 1996 as compared to the third quarter of 1995.

         Cost of sales for the third quarter of 1996 decreased 15.4% to $25,087,000 from $29,661,000 for the third quarter of 1995.
The aggregate decrease resulted primarily from decreased sales volume. As a percentage of net sales, cost of sales for the third quarter of 1996 increased to 86.6% from 85.4% for the third quarter of 1995. This decline in gross profit margin was due primarily to reduced levels of production caused by the soft retail environment, partially offset by reductions in certain variable costs, including duplicative labor, eliminated as a result of the consolidation
of the Fulton facility into New Albany, completed in March 1996.   The Fulton
facility remains idled, except for a small sewing operation, to be held available for future capacity requirements.

         Selling, general and administrative expenses for the third quarter of 1996 decreased by 9.0% to $3,260,000 from $3,582,000 for the third quarter of 1995. As a percentage of net sales, such expenses in the third quarter of 1996 increased to 11.3% from 10.3% for the third quarter of 1995. The aggregate decrease was primarily the result of a reduction in commission expense relative to a reduction in sales volume. The increase as a percentage of net sales is primarily a result of the decreased sales volume in the third quarter of 1996.

         Operating income for the third quarter of 1996 decreased 57.8% to $625,000 from $1,482,000 for the third quarter of 1995. As a percentage of net sales, operating income for the third quarter of 1996 decreased to 2.1% from 4.3% for the third quarter of 1995, primarily as a result of the factors discussed above.

         Net interest expense for the third quarter of 1996 increased 18.3% to $924,000 from $781,000 for the third quarter of 1995. As a percentage of net sales, such expenses for the third quarter of 1996 increased to 3.2% from 2.3% for the third quarter of 1995. The aggregate increase was primarily a result of higher interest rates and increased levels of borrowings outstanding resulting from working capital and capital expenditure requirements. The increase as a percentage of net sales is a result of the decreased sales volume in the third quarter of 1996.

         Net income (loss) for the third quarter of 1996 decreased by 142.7% to $(193,000) from $452,000 for the third quarter of 1995. As a percentage of net sales, net income (loss) for the third quarter of 1996 decreased to (0.7)% compared to net income of 1.3% for the third quarter of 1995, primarily as a result of the factors discussed above.

THREE QUARTERS ENDED SEPTEMBER 29, 1996 COMPARED TO THE THREE QUARTERS ENDED SEPTEMBER 30, 1995

         Net sales for the three quarters ended September 29, 1996 decreased by $14,082,000 or 13.5% to $90,544,000 from $104,626,000 for the three quarters ended September 30, 1995. The decline in sales volume resulted primarily from a weak national retail furniture environment, unusually heavy snowfall in the East that affected retail demand in several major markets and an ice storm that shut down production at the Mississippi facilities for five days in the first quarter. Overall sales volume of the River Oaks product lines decreased by $10,928,000 or 13.5%, to $69,985,000 for the first three quarters of 1996 from
$80,913,000 for the first three quarters of 1995.   Sales of the Gaines product
line also declined by $3,154,000 or 13.3% in the first three quarters of 1996 as compared to the first three quarters of 1995. The Company's backlog at September 29, 1996 was approximately $16,700,000 as compared to approximately $16,900,000 at December 31, 1995.

         Cost of sales for the first three quarters of 1996 decreased 10.7% to $78,415,000 from $87,822,000 for the first three quarters of 1995. The aggregate decrease resulted primarily from decreased sales volume. As a percentage of net sales, cost of sales for the first three quarters of 1996 increased to 86.6% from 83.9% for the first three quarters of 1995. The increase in cost of sales and resulting decline in gross profit margin, was due primarily to reduced levels of production caused by the weak national retail furniture environment, five days of lost production due to a first quarter ice storm and the temporary disruption related to the consolidation of two Mississippi facilities into one. This was offset by reductions in certain variable costs including duplicative labor eliminated by the consolidation of
the Fulton facility into New Albany,  completed in March 1996.   The Fulton
facility remains idled, except for a small sewing operation, for future capacity requirements.

         Selling, general and administrative expenses for the first three quarters of 1996 decreased by 1.7% to $10,423,000 from $10,604,000 for the first three quarters of 1995. As a percentage of net sales, such expenses in the first three quarters of 1996 increased to 11.5% from 10.1% for the first three quarters of 1995. The aggregate decrease was primarily the result of a reduction in commission expense relative to a reduction in sales volume. The increase as a percentage of net sales is a result of the decreased sales volume in the first three quarters of 1996.

         Operating income for the first three quarters of 1996 decreased 72.5% to $1,706,000 from $6,200,000 for the first three quarters of 1995. As a percentage of net sales, operating income for the first three quarters of 1996 decreased to 1.9% from 6.0% for the first three quarters of 1995, primarily as a result of the factors discussed above.

         Net interest expense for the first three quarters of 1996 increased 25.0% to $2,956,000 from $2,365,000 for the first three quarters of 1995. As a percentage of net sales, such expenses for the first three quarters of 1996 increased to 3.3% from 2.3% for the first three quarters of 1995. The aggregate increase was primarily a result of higher interest rates and increased levels of borrowings resulting from working capital and capital expenditure requirements. The increase as a percentage of net sales is primarily the result of decreased sales volume in the first three quarters of 1996.

         Net income (loss) for the first three quarters of 1996 decreased by 132.6% to $(806,000) from $2,473,000 for the first three quarters of 1995. As a percentage of net sales, net income (loss) for the first three quarters of 1996 decreased to (0.9)% compared to net income of 2.4% for the first three quarters of 1995, primarily as a result of the factors discussed above.

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

         After reflecting changes in current assets and current liabilities, operating activities provided net cash of $644,000 in the first three quarters of 1996 as compared to providing $2,554,000 in the first three quarters of 1995. For the first three quarters of 1996, cash provided by operations was primarily the result of an increase in accounts payable attributable primarily to timing of purchases and the collection of a 1995 overpayment of income taxes, offset by an increased receivables. The accounts receivable increase is primarily attributable to the concentration of a significant portion of the third quarter's sales within the last few weeks of September, a factor which also contributed to the increase in finished goods inventories and to the timing of purchases mentioned previously.

         Net cash used by investing activities, consisting primarily of capital expenditures, was $3,109,000 in the first three quarters of 1996 compared to $9,028,000 used in the first three quarters of 1995. Capital expenditures in each period were incurred primarily in connection with a new management information system and the completion of the centralized fabric storage, cutting and distribution center and administrative offices. Capital expenditures were funded primarily with long-term borrowings.

         In the first three quarters of 1996, financing activities provided net cash of $2,136,000 compared to $7,347,000 provided in the first three quarters of 1995 and reflected repayment of long-term borrowings of $577,000 and the replacement of the line of credit facilities discussed in the following paragraph. During the first quarter of 1996, the Company issued 300,000 shares of its common stock, resulting in cash proceeds of $1,131,000.

         On July 26, 1996, the Company entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with BNY Financial Corporation ("BNYFC") and other lenders (the "Banks"), which which replaced the previous credit facility with CIT. The Credit Agreement with BNYFC and other lenders together with related agreements (collectively, the "Financing Documents") provides the Company and its direct and indirect subsidiaries with a $42 million revolving credit facility (with a $3 million overadvance sublimit), a $9 million term loan, and certain factoring arrangements (collectively, the "BNYFC Facility"). Proceeds of the BNYFC Facility have been used to refinance the Company's indebtedness to CIT, with the CIT Facility being terminated effective July 26, 1996. Additional proceeds are available under the BNYFC Facility to the Company and its direct and indirect subsidiaries for working capital purposes, subject to the satisfaction of the terms and conditions established by the Financing Documents, including without limitation, compliance with borrowing base requirements. The BNYFC Facility is secured by substantially all of the Company's assets, excluding certain real property.

         Revolving loans under the Credit Facility bear interest at a floating rate per annum equal to 1.5% over the one month London Interbank Offered Rate (6.94% at September 29, 1996), subject to a 0.50% increase if any overadvances are outstanding for more than four days in any month. The term loan under the Credit Facility bears interest at a floating rate equal to 2.50% over the one month London Interbank Offered Rate (7.94% at September 29, 1996), subject to a 0.50% reduction if the outstanding principal amount of the term loan is $7 million or less and no default or event of default exists.

         The BNYFC Facility terminates on July 26, 1999, subject to successive one year extensions thereafter unless notice of non-renewal is given by the Banks or the Company 90 days prior to the termination date. The BNYFC Facility is subject to earlier termination at the option of the Banks upon the occurrence of certain "Events of Default" enumerated in the Loan Documents.
All amounts due to the Banks are payable upon the termination of the BNYFC Facility for any reason. The term loan requires 59 equal monthly payments of principal in the amount of $107,143 commencing September 1, 1996, with all remaining principal and other amounts owing to the Banks being payable in full on the earlier to occur of (i) the termination of the BNYFC Facility, and (ii) July 26, 2001.

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

         The Company has a $5,000,000 fully secured equipment line of credit with Deposit Guaranty National Bank. The line, which is to be utilized to purchase equipment and machinery as needed, matures on September 30, 1996 and is secured by all assets purchased with such funds. The Company may, however, convert minimum amounts of $500,000 outstanding to a term loan which will fully amortize over an 84-month period and which would bear interest at (i) LIBOR plus 175 basis points, (ii) the bank's prime rate, or
(iii) seven-year Treasury note plus 200 basis points. In January 1996, the Company converted the balance of $810,000 under the term loan option. Outstanding borrowings on the equipment line were $746,000 at September 29, 1996 and bear interest at LIBOR plus 175 basis points (7.19% as of September 29, 1996). The Company did not renew this line of credit which matured on September 30, 1996.

         Also, the Company has a $2,000,000 fully secured real estate loan with Deposit Guaranty National Bank (the"Deposit Guaranty Real Estate Loan") which was utilized to purchase a new manufacturing facility in New Albany, Mississippi. The Deposit Guaranty Real Estate Loan is secured by the building and land and matures on October 1, 2000. Outstanding borrowings under this facility at September 29, 1996 were $1,880,000 and bear interest at LIBOR plus 175 basis points (7.19% at September 29, 1996).

         The Company has construction/term loan agreements with the Bank of Mississippi (the "New BOM Construction Loans"), the proceeds of which were used for the construction of a centralized fabric storage, cutting and distribution center. The BOM Construction Loan agreements, which originally matured on January 2, 1997, were converted on May 6, 1996 to a long term and a short-term real estate loan that mature on May 6, 2001 and May 1, 1997, respectively.
Both loans bear interest at the bank's prime rate (8.25% at September 29, 1996). As of September 29, 1996, outstanding borrowings under the new long-term and short-term BOM Construction Loans were $5,524,000 and $67,000, respectively.

         Management anticipates that the Company's capital expenditures for the remaining quarter of 1996 will be approximately $400,000. These estimated capital expenditures consist primarily of the completion of the new management information system. See "Forwarding-Looking Statements."

         The Company has entered into a twelve month lease agreement for a manufacturing facility and equipment in Booneville, Mississippi to allow the company to begin production of upholstered motion furniture. Management believes the ability to produce and market motion furniture will enhance the Company's existing product lines and further its efforts to be a single source supplier. See "Forwarding-Looking Statements."

         In the event that a final, nonappealable judgement is rendered against the Company in the litigation described under the caption "Legal Proceedings" in Part II of this Quarterly Report on Form 10-Q (the "Ansin Litigation"), the Company expects to rely upon its traditional sources of working capital, including internally generated funds and long term borrowings, to satisfy any such judgement. Although the ultimate outcome of litigation on appeal cannot be predicted with certainty, management of the Company does not believe, based upon discussions with counsel, that the ultimate outcome of this matter will have a material adverse effect on the Company. See "Forward-Looking Statements."

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

FORWARD-LOOKING STATEMENTS

         Certain statements contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q (including statements concerning the effects of the reorganization of certain of the Company's facilities, the implementation of new information systems, expected capital expenditures, the efforts of the Company to become a single source supplier, and the ultimate outcome of the Ansin Litigation and the effect of such resolution on the operations or financial results or position of the Company) are forward-looking in nature. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment of its expected future results of operations and performance, based upon current information and, as a result, involve a number of risks and uncertainties. Because of the prospective nature of such forward-looking statements, the Company's future results of operations and performance and the ultimate resolution and impact of the Ansin litigation, may differ materially from those estimated by the Company as a result of a variety of factors, including the cyclical and seasonal nature of the furniture market; the uncertainties necessarily associated with appellate litigation; the deference generally given to findings of fact made by juries; the availability and cost of labor and raw materials; the Company's ability to expand the geographic scope of its operations; general conditions in the economy and capital markets; changes in fashion or tastes; demographic changes; competition; import protection and regulation; changes in business strategy or development plans; availability, terms and deployment of capital; business ability and judgement of management and other personnel; and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. In addition to the other factors, uncertainties and assumptions set forth in this Quarterly Report of Form 10-Q, the Company's statements regarding the Ansin Litigation are made in light of, and are based at least partially upon, the current financial position of the Company.

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

         On March 25, 1996, the trial in this matter commenced, and on, April 8, 1996, the jury returned a verdict awarding compensatory and punitive damages against the Company in the amount of $2.3 million. Additionally, the jury awarded compensatory damages against each of the Chief Executive Officer and the Secretary in his individual capacity. A notice of appeal was filed with the United States Court of Appeals for the First Circuit, and the appeal was argued November 5, 1996. No decision has been issued on the appeal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

         (a)      Exhibits

                  Exhibit
                  Number   Descriptions of Exhibits
                  -------  ------------------------
                  10.1     Revolving Credit and Term Loan agreement by and
                           among the Registrant, BNY Financial Corporation, and other parties, dated July 26, 1996

                  10.2 Term Note in the principal amount of $9,000,000 dated as of July 26, 1996 BNY Financial Corporation, as Agent

                  10.3 Revolving Note in the maximum principal amount of $42,000,000 dated as of July 26, 1996 by the Registrant in favor of BNY Financial Corporation, as Agent

                  10.4 Factoring Agreement dated July 26, 1996 between the Registrant and BNY Financial Corporation

                  10.5 Security Agreement dated as of July 26, 1996, by the Registrant in favor of BNY Financial Corporation, as Agent

                  27       Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  The Company has not filed any current reports of Form 8-K during the third quarter of 1996.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.


                                              RIVER OAKS FURNITURE, INC.


Date:  November 13, 1996                      /s/ John D. Nail
                                              ---------------------------------
                                              John D. Nail
                                              President



Date:  November 13, 1996                      /s/ Johnny C. Walker
                                              ---------------------------------
                                              Johnny C. Walker
                                              Chief Financial Officer

                                 EXHIBIT INDEX





Exhibit No.                              Exhibits
-----------        -----------------------------------------------------
10.1               Revolving Credit and Term Loan agreement by and among
                   the Registrant, BNY Financial Corporation, and other parties, dated July 26, 1996

10.2 Term Note in the principal amount of $9,000,000 dated as of July 26, 1996 BNY Financial Corporation, as Agent

10.3 Revolving Note in the maximum principal amount of $42,000,000 dated as of July 26, 1996 by the Registrant in favor of BNY Financial Corporation, as Agent

10.4 Factoring Agreement dated July 26, 1996 between the Registrant and BNY Financial Corporation

10.5 Security Agreement dated as of July 26, 1996, by the Registrant in favor of BNY Financial Corporation, as Agent

27                 Financial Data Schedule (for SEC use only)