Form 10-K
period 1996-12-31
RIVER OAKS FURNITURE INC
filed 1997-10-15
CIK 908309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                           COMMISSION FILE NO. 0-22188

                           RIVER OAKS FURNITURE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        MISSISSIPPI                                                         62-0749510
------------------------------------------------------------        -----------------------------------------------------------
              (State or other jurisdiction of                                            (I.R.S. Employer
              incorporation or organization)                                           Identification No.)

          3350 MCCULLOUGH BOULEVARD, BELDEN, MISSISSIPPI                                      38826
------------------------------------------------------------------- -----------------------------------------------------------
         (Address of principal executive offices)                                           (Zip Code)


        Registrant's telephone number, including area code: 601-891-4550
                                                            ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                                                      Name of Each Exchange
                    Title of Each Class                                                on Which Registered
------------------------------------------------------------        -----------------------------------------------------------
                           NONE                                                                NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.10 PAR VALUE PER SHARE

                     --------------------------------------
                                (Title of Class)

                  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES        NO  X
                                                      ---       ---

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates on October 1, 1997 was $6,886,372 (3,443,186 shares at $2.00 per share).

                  As of October 1, 1997, 5,605,641 shares of the registrant's Common Stock were outstanding.

                                     PART I


                           FORWARD-LOOKING STATEMENTS

                  Certain statements contained in, or incorporated by reference into, this Annual Report on Form 10-K under the captions "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report (including statements concerning or containing a projection of revenues, income (including income loss), earnings (including earnings loss) per share, capital expenditures, dividends, capital structure or other financial items; statements regarding plans and objectives for future operations, including plans or objectives relating to the Company's products; the effects of the reorganization of certain of the Company's facilities; the implementation of new information systems; expected capital expenditures; the efforts of the Company to become a single source supplier; the plans of management to satisfy the judgment rendered in the suit filed by the Ansin Foundation and the effect of such resolution on the operations or financial results or position of the Company) are forward-looking in nature. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment of its expected future results of operations and performance or events, based upon current financial and other information and, as a result, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions; the cyclical and seasonal nature of the furniture market; the uncertainties necessarily associated with litigation; the availability and cost of labor and raw materials; the Company's ability to expand the geographic scope of its operations; general conditions in the capital markets; the willingness of potential investors to purchase securities of the Company notwithstanding the Company's recent results of operations and the delisting of the Company's Common Stock; the willingness of third parties to consider and consummate strategic and other important transactions with the Company, including the granting of waivers of defaults by the Company's financing sources; changes in furniture styles or consumer tastes; demographic changes; competition; import protection and regulation; changes in business strategy or development plans;
availability, terms and deployment of capital; business ability and judgment of management and other personnel; and other factors which may be identified from time to time in the Company's Securities and Exchange Commission (the "Commission") filings and other public announcements.

ITEM 1.  BUSINESS

GENERAL

                  The Company designs and manufactures varying styles of upholstered and leather stationary and motion furniture consisting of sofas, loveseats, matching chairs and recliners in six plants, four of which are located in northeastern Mississippi, one in Compton, California and one in McKenzie, Tennessee. The products manufactured by the Company are sold under the brand names River Oaks(R), River Crest(R), Gaines(TM) and River Oaks Motion. The Company's individual product lines are targeted to different moderate retail price points ranging from $399 to $1899.

                  The Company sells its products through independent commissioned sales representatives, principally to regional and national furniture chains and to independent furniture retailers. In 1996, the Company sold its products to over 3,000 retailers, including 45 of the top 100 furniture retailers as ranked by Furniture Today. The Company also sells its products to rent-to-own retailers and to the U.S. military post exchange system, as well as in certain foreign markets. The Company was organized in August 1987 to manufacture and market a broad line of value-oriented upholstered stationary furniture. The Company's net sales have grown from $4.3 million in 1988 to $124.7 million in 1996.

THE INDUSTRY

                  Based on industry data, the upholstery segment of the furniture industry, including both stationary and motion furniture, accounted for approximately $7.9 billion of total 1996 shipments. As reported by the American Furniture Manufacturers Association, the following table sets forth factory shipments for the domestic furniture industry and the upholstery segment during the last three years:

                                                                                         Year Ended December 31,
                                                                           ----------------------------------------------------
                                                                                1996              1995              1994
                                                                                ----              ----              ----
                                                                                              (in Billions)
Industry shipments......................................................         $20.0            $19.5             $19.9
Upholstery shipments....................................................           7.9              7.2               7.3


                  The principal categories of furniture products include wood, upholstery, metal and other products. Of these categories, wood is the largest, representing approximately half of total industry sales, while upholstery represents approximately one-third, and metal and other products account for the balance. Within each category, furniture manufacturers generally focus on particular price points and style. Stationary upholstery includes sofas, sectional sofa pieces, loveseats and stationary chairs. Motion upholstery includes swivel chairs, rockers, reclining chairs and other adjustable furniture.

                  The furniture industry historically has been cyclical, fluctuating with the general economy. Management believes that the industry is significantly influenced by customer behavior and confidence, personal disposable income, demographics, housing activity, interest rates and credit availability. The upholstered and leather stationary segments of the furniture industry generally have followed the same trends as the rest of the furniture industry.

PRODUCT LINES

                  The Company's original product line, River Oaks, is designed to appeal to retailers who seek quality upholstered furniture at moderate prices. The subsequent introduction of the River Crest and Roaring River product lines enabled the Company to provide retailers with upholstered furniture at price points below the River Oaks line. However, the Roaring River product line has ceased to be a current production line, as a result of management's decision to allocate marketing and production resources to the higher price point River Crest product line. The Company's acquisition of Gaines Manufacturing Company ("Gaines") in August 1994 provided the Company a well-known leather product line and its startup in July 1996 of the River Oaks Motion product line, which produces upholstered motion furniture, has enabled the Company to increase its penetration of existing customer accounts.

                  The range of retail sofa prices and the date of initial shipment for the Company's four product lines are as follows:

                                                                                           Date of
                      Product Line                    Sofa Retail Price Points        Initial Shipment
                      ------------                    ------------------------        ----------------
                      River Oaks                          $  499-799                  December 1987
                      River Crest                            399-499                  September 1990
                      Gaines                                 399-899                  August 1994 (1)
                      River Oaks Motion                     399-1899                  July 1996 (2)

---------------
(1)      The Company acquired this product line in August 1994.
(2)      The Company started this product line in July 1996.

                  The Company's product lines differ primarily in terms of price, type of fabric, frame and seat construction, padding, arm design, style and use of decorative woods.

                  River Oaks. River Oaks was the Company's initial product line. While River Oaks retail price points generally range from $499 to $799 per sofa, a significant majority of its sofa sales are for units which carry retail prices between $499 and $599. The Company utilizes a wide variety of fabrics and frames to produce many different styles of River Oaks furniture to respond to differing customer tastes and preferences. In 1994, the Company expanded this product line to include a step-up seating system called River Oaks Plus. River Oaks Plus, which is manufactured in a manner similar to the River Oaks line, incorporates higher quality fabrics, coil springs in the seat cushion and the base, increased padding and filling and other distinguishing factors. River Oaks sales accounted for approximately 27% and 22% of the Company's net sales in 1996 and 1995, respectively.

                  River Crest. The River Crest product line is targeted at retail price points of between $399 to $499 per sofa. Developed for production of a lower priced product, the manufacturing process for the River Crest line is a more standardized, higher volume, lower-cost operation than the River Oaks process. The River Crest line offers fewer fabrics and frames, resulting in a more limited number of styles of sofas, loveseats and matching chairs than the River Oaks line. Sales of River Crest products accounted for approximately 46% and 53% of the Company's net sales in 1996 and 1995, respectively.

                  River Oaks Motion. The River Oaks Motion product line was started by the Company in July of 1996 to expand its revenues within the existing customer base and through new accounts. The ability to offer motion furniture furthers the Company's goal to become a single source supplier for its customers. River Oaks Motion product line is targeted at retail price points between $399 and $1899, and utilizes mid-range fabrics and a limited number of frames in a componentized manufacturing process. In the last six months of 1996, River Oaks Motion accounted for approximately 4% of the Company's net sales in 1996.

                  Gaines. The Gaines product line is sold at retail price points between $399 and $899. The Gaines product line differs visually from the Company's other products. Additionally, the Gaines product line includes stationary leather upholstered sofas and loveseats that are not offered in the Company's other product lines. Gaines sales accounted for approximately 23% and 22% of the Company's net sales in 1996 and 1995, respectively.

SALES AND MARKETING

                  The Company sells its products to national and regional furniture retailers, as well as to independent, rent-to-own and foreign retailers. The Company also is approved as a supplier of furniture to 66 post exchange facilities located in the United States and 17 in foreign countries. In 1996, the Company sold its products to over 3,000 retailers, including 45 of the top 100 furniture retailers in the United States as ranked by Furniture Today. These retailers accounted for approximately 57% of the Company's 1996 net sales. The Company's top five customers accounted for approximately 34% of the Company's 1996 net sales, and the loss of any of these customers could have a material adverse effect on the Company. The Company's two largest customers, Heilig-Meyers and Levitz, accounted for approximately 17% and 8%, respectively, of the Company's 1996 net sales. Management intends to continue to seek to diversify its customer base to reduce its risk of reliance upon any single group of retailers or geographic region.

                  The Company currently sells predominantly all of its products throughout the United States. In 1996, approximately 30% of the Company's sales were in the Southeast, 7% in the Midwest, 12% in the Southwest, 33% in the Northeast and 18% in the West. Foreign sales of the Company's products constituted 1% of 1996 net sales.

                  The Company's products are sold through independent commissioned sales representatives. Each sales representative is assigned to a specific geographic region and services customers in that territory. The Company's representatives generally carry only the Company's furniture and non-competing furniture lines of other manufacturers.

                  In addition to selling its furniture to traditional retailers, the Company also distributes its products to rent-to-own retailers. Sales to rent-to-own retailers represented approximately 4% of the Company's net sales in 1996. Management believes that sales to rent-to-own retailers will continue to represent a similar percentage of the Company's net sales in the future.

                  The general marketing practice in the furniture industry is to exhibit products at international and regional furniture markets. At these markets, the Company introduces new products which complement the existing product lines. Many of the Company's new customers are obtained at these shows. In April and October of each year, an eight-day furniture market is held in High Point, North Carolina, attracting buyers from both the United States and abroad. The Company leases space at the High Point market under two leases which expire on February 28, 1998 and October 31, 1998, respectively. The Company exhibits its furniture at the San Francisco market pursuant to a lease which expires on December 31, 1997. The Company intends to exhibit its furniture at its Belden facility during the 1998 Tupelo Furniture Market.

                  The Company's products are regularly promoted by the Company's customers to the buying public, using advertising and promotional materials provided by the Company. The Company does not advertise directly to consumers but advertises in furniture trade publications to promote its image as a producer of moderately priced, quality furniture.

MANUFACTURING

                  The Company currently manufactures its furniture in six facilities, four of which are owned by the Company. Four of the facilities are located within a 30-mile radius of Tupelo, Mississippi, one in Compton, California and one in McKenzie, Tennessee. A new lease has been negotiated on a manufacturing facility in California which expires in July 2001. In July of 1996, the Company leased a facility in Booneville, Mississippi, to manufacture its new Motion product line. This lease expires in July 1998. In February 1996, the Company also completed its centralized fabric storage, cutting and distribution center in Belden, Mississippi. This facility is also the location of the corporate offices.

                  Expansion and Capacity. The Company has historically followed a cautious facility expansion plan which has resulted in periodic capacity constraints and related production inefficiencies. The Company has, however, been able to construct necessary expansion of existing facilities or purchase or construct new facilities within months of a determination that additional capacity was required.

                  The Company's facilities, which encompass approximately 1,743,000 square feet, contain the capacity for up to 30 production lines and 24,250 pieces of furniture per week. The Company utilized approximately 81% of its capacity on a weighted average basis during each of 1995 and 1996. Management believes that its current manufacturing capacity is adequate to meet current needs and anticipated future growth through 1998.

                  The following table describes the Company's manufacturing facilities and indicates past expansions made to the Company's manufacturing capacity:

 FACILITY LOCATION      1988       1989     1990      1991      1992      1993       1994      1995     1996     TOTAL
 -----------------      ----       ----     ----      ----      ----      ----       ----      ----     ----     -----
Fulton, MS........      120,000             20,000                         82,000                                 222,000  (2)
Baldwyn, MS.......                          50,000    50,000   167,000     65,000                                 332,000  (1)
Pontotoc, MS......                                                        103,000                                 103,000  (2)
New Albany, MS....                                                                            271,000             271,000
Compton, CA.......                                                                  135,000                       135,000
McKenzie, TN......                                                                  350,000                       350,000
Belden, MS........                                                                            250,000             250,000
Booneville, MS....                                                                                     65,000      65,000
                                                                                                                ----------
                                                                                                                1,743,000  (1)(2)


---------------
(1) Of the square footage attributed to the Baldwyn facility, an adjacent facility of approximately 70,000 square feet is utilized to manufacture wood frames.
(2)      The Pontotoc and Fulton facilities are currently idle.

                  Cogeneration Facility. In connection with its wood milling operations, the Company produces large quantities of wood product waste. To improve the disposal of such wood waste and to provide a source of energy for its facilities, the Company purchased a wood burning cogeneration facility (the "Cogeneration Facility") during 1994 which is located at the Baldwyn facility. The Cogeneration Facility has reduced the costs associated with the disposal of the wood waste generated by the Company's wood milling operation and will also provide a source of the electricity required by the Company's Baldwyn manufacturing facility.

                  Backlog. The Company schedules substantially all of its production based upon actual orders, with the exception of certain orders produced for a "just-in-time" distribution program for Heilig-Meyers, the Company's largest customer (the "JIT Program"). The Company's backlog of unshipped furniture orders was approximately $10.8 million at December 31, 1996 as compared to $16.9 million at December 31, 1995. The Company's backlog as of September 30, 1997 was $17.0 million. Backlog is affected by the overall level of orders as well as capacity constraints, which can lengthen order turnaround time and increase backlog amounts. Management believes difficult conditions in the furniture industry, coupled with a tightening of credit by the Company's factor, caused the decline in backlog at December 31, 1996. Management attributes the substantial increase in backlog during 1997 to strength in demand for the Company's newly-introduced Motion product line, as well as the seasonal upswing in demand traditionally experienced during the third and fourth quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                  Manufacturing Process. The Company utilizes a vertically integrated manufacturing process, which includes frame construction, fabric cutting and sewing, upholstery, foam filling and final assembly. The components used to construct the frames are either produced by the Company or purchased from outside suppliers. The Company mills approximately 75% of the wood components utilized in the frame assembly of the Company's four product lines. All wood frames used in the Company's products are assembled by the Company. The fabric cutting process utilizes computer-aided cutting techniques and design patterns to help maximize fabric yield. The cut fabric is sewn together using specialized machines which facilitate design work and increase the efficiency of the assembly process. After assembly, the frames move down a separate production line on which padding, filling and sewn covers are added. Cushions and pillows are then placed with the completed piece which is inspected and then packed for shipping.

                  The Company utilizes varying assembly line techniques for different lines. The River Oaks manufacturing process utilizes frames which differ in length and depth, and each piece is manufactured as a single unit. The higher volume River Crest production operation utilizes standard frames and construct and upholster the arms separate from the assembly line. The benefits of this process include increased line speed, higher manufacturing volumes and lower direct labor and overhead costs per completed piece as compared to the River Oaks manufacturing process. These efficiencies and the use of less expensive fabrics allow the Company to offer this product at lower price points. During 1995, the Gaines manufacturing process was converted to that used by the River Crest line. The River Oaks Motion manufacturing process reflects a componentized process where all components are manufactured independently and assembled at the final stage of the production process.

                  Centralized Fabric Cutting Operations. In February 1996, the Company completed construction of a new facility in Belden, Mississippi for the centralized storage and cutting of fabric for each of its Mississippi facilities and a centralized distribution facility for the JIT Program. Management of the Company believes that the centralized fabric cutting operations located near its Mississippi facilities has improved control of the receipt, processing and distribution of fabric and will permit the Company to further standardize the fabric cutting process and improve operating efficiencies.

                  Quality Control. A primary emphasis of the Company's manufacturing process is quality control. The Company maintains a comprehensive quality assurance program. Quality assurance team members monitor the production process, conduct a final inspection before shipment, inspect returned merchandise for defects and work with customers to correct production defects. Inspectors in each department are responsible for daily statistical process control reports to help insure quality standards. Management believes that its quality assurance program has reduced repair and return costs related to manufacturing and shipping and that those levels of returned or repaired items are consistent with industry averages. The Company offers limited warranties which management considers standard in the industry.

                  Computer Systems. The Company uses its computer system to track backlog and to monitor future raw material requirements. As orders are scheduled for production, the system monitors raw material levels by comparing quantities needed against current inventory. To track and control inventory in a more efficient manner, the Company has implemented a bar coding system which has improved order processing and allows orders to be updated immediately as each step of the production process is completed. In 1993, the Company engaged BDO Seidmen, LLP to coordinate the selection of a new, fully integrated financial information system. In 1994, the Company acquired and began the implementation of a fully integrated manufacturing and financial computer system, to coordinate all aspects of the Company's business. The initial attempt to convert to this system failed. This failure negatively impacted the Company's sales revenues and manufacturing costs. This system became fully operational in June 1997. The Company is currently developing an electronic data interchange ("EDI") system, which allows certain customers to place orders through a direct electronic link with the Company systems and to monitor the status of orders. The EDI system will also allow sales representatives to enter orders into the system while at the customer's place of business.

                  Distribution. Shipping is generally arranged by the Company, although certain customers provide their own freight transportation. The Company uses a dedicated transportation fleet, as well as independent trucking companies with which it has negotiated competitive transportation rates. For non-truckload customers, the Company utilizes a quadrant approach to shipping and load management. The quadrant approach concentrates production and shipping of orders to one designated geographic quadrant of the United States for one week of each month with the objective of improving delivery service and reducing freight costs.

RAW MATERIALS

                  The raw materials used by the Company include fabrics, lumber, plywood, polyurethane foam, metals and glue. The Company uses a variety of hardwoods, including oak, hickory and poplar, all of which are purchased locally. With the exception of lumber and fabric, all raw materials are available on an as needed basis. The Company maintains an average of six weeks' supply of lumber and fabric in inventory. The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

                  The Company does not anticipate that the prices of raw materials will significantly increase in 1997. If prices for raw materials were to increase, the Company does not anticipate that the effect of these price increases would have a disproportionate impact on the Company because these increases would affect the entire furniture industry. There can be no assurance, however, that if raw material prices were to increase that market and competitive pressures would allow the Company to increase prices for its products in amounts sufficient to cover such increased costs.

COMPETITION

                  The furniture industry is highly competitive and includes a large number of furniture manufacturers, including manufacturers of upholstered and leather stationary and motion furniture and other manufacturers of competing products. Many of the Company's competitors have greater financial resources, longer operating histories and better name recognition than the Company.

GOVERNMENTAL REGULATION

                  The Company's operations must meet federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. Historically, those standards have not had any material adverse effect on the Company's sales or operations. The Company believes that its plants are in compliance in all material respects with all applicable federal, state and local laws and regulations relating to safety, health and environment.

                  Regulations issued in December 1995 under the Clean Air Act Amendments of 1990 may require the Company to reformulate certain furniture finishes or institute process changes to reduce emissions of hazardous volatile organic compounds. The furniture industry and its suppliers are attempting to develop water-based and other forms of compliant finishing materials to replace commonly-used organic-based finishes that are a major source of regulated emissions. The Company cannot at this time estimate the impact of these new standards on the Company's operations and future capital expenditure requirements, or the cost of compliance.

TRADEMARKS

                  The Company registered "River Oaks" as a trademark with the United States Patent and Trademark Office (the "PTO") in 1988. Additionally, in 1994, the Company registered "River Crest," "Roaring River" and "Golden Oaks" as trademarks with the PTO. Each trademark has a duration of 20 years. The Company regards its trademarks as having significant value and as being an important factor in the marketing of the Company's products.

EMPLOYEES

                  On October 1, 1997, the Company employed 1,571 full-time employees, of which 128 are in management and supervisory positions. Non-management employees at each of the facilities are paid by the hour with a potential bonus of up to a certain percentage of their applicable hourly base rate in the event individual production quotas are surpassed. The Company's employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

ITEM 2.           PROPERTIES

                  The Company owns all of its properties except for the California Facility and the River Oaks Motion Facility located in Booneville, Mississippi. The leases on these facilities expire in June 2001 and July 1998, respectively. The Company believes that its facilities are adequate for its current production needs and that adequate space for expansion is available should additional production capacity be required. See "Business - Manufacturing."

ITEM 3.           LEGAL PROCEEDINGS

                  On October 4, 1993, the trustees of the Ansin Foundation, established by a former shareholder of the Company, and an executor of the estate of the former shareholder of the Company, filed a complaint in the United States District Court, District of Massachusetts, against the Company and the Chief Executive Officer and the Secretary of the Company, both of whom are also Company directors, alleging fraud, breach of fiduciary duty and unfair and deceptive business practices in connection with the repurchase of the former shareholder's shares (the "Ansin Litigation"). On April 8, 1996, a verdict was returned in favor of the Ansin Foundation awarding compensatory damages against the Company in the amount of $2.3 million. Additionally, compensatory and punitive damages were awarded against each of the Company's Chief Executive

Officer and Secretary in their individual capacities. The United States Court of Appeals for the First Circuit affirmed these awards, together with interest accrued thereon, on February 3, 1997. The Company filed a petition for certiorari with the United States Supreme Court, which petition was denied on October 6, 1997. The litigation is, therefore, concluded. Because of this verdict against the Company, the Company reduced its additional paid-in capital in the amount of $1,082,000, representing compensatory damages for the amount that the former shareholder would have received if he had participated in the Company's initial public offering in September 1993. Additionally, the balance of the judgment against the Company, $1,357,000, has been charged as an expense in 1996. See "Management Discussion and Analysis of Results of Operations - 1996 Compared to 1995."

                  On August 6, 1997, the Company filed a complaint in the Circuit Court of Lee County, Mississippi, against BDO Seidman, LLP ("BDO"), the Company's former independent accountants, alleging, among other things, professional malpractice, negligence, breach of contract and breach of professional responsibilities and fiduciary duties. The Company is seeking actual damages in the amount of not less than $30,000,000, together with punitive damages, from BDO. On September 5, 1997, BDO removed the case to the United States District Court for the Northern District of Mississippi, Eastern Section. BDO has not yet filed an answer to the complaint. On September 15, 1997, the Company filed an amended complaint to add a count for defamation. No assurance can be given that the Company will prevail on any of these allegations or that it will ultimately recover any damages, actual or punitive, from BDO.

                  Additionally, the Company is, from time to time, a party to litigation which arises in the normal course of its business. Except as described above, the Company is not currently a party to any litigation which, if adversely determined, would have a material adverse effect on the Company's liquidity or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matter was submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

                  The Company has not filed with the Commission or with the Nasdaq National Market, Inc. (the "Nasdaq National Market") the Company's quarterly reports on Form 10-Q for the periods ended March 31, 1997 and June 30, 1997. Additionally, the Company filed a Form 12b-25 with the Commission on March 31, 1997 indicating that the Company was unable to timely file its Annual Report on Form 10-K for the year ended December 31, 1996. As a result of the failure to make these filings, the Company violated the requirements of the Securities Exchange Act of 1934, as amended, and the listing requirements of the Nasdaq National Market. As a result of these failures and the inability of the Company to make available its audited financial statements, the Nasdaq National Market informed the Company by letter dated August 20, 1997 that it had determined to delist the Company's Common Stock from the Nasdaq National Market effective with the close of business on August 20, 1997.

                  The Common Stock was, between May 5, 1997 and August 20, 1997, quoted on the Nasdaq National Market under the symbol OAKSE. Prior to May 5, 1997, the symbol was OAKS. The following table sets forth the range of high and low sales prices on Nasdaq for the two most recent fiscal years, as reported by the Nasdaq National Market:

                   1995                                                          High              Low
                   ----                                                          ----              ---
                   First Quarter........................................        $ 13 3/4          $ 11
                   Second Quarter.......................................          14 1/4            11 1/2
                   Third Quarter........................................          13 1/4             8
                   Fourth Quarter.......................................           9 3/4             5 3/4

                   1996

                   First Quarter........................................           6 3/4             3 1/2
                   Second Quarter.......................................           6 3/4             5
                   Third Quarter........................................           6 1/4             3 1/4
                   Fourth Quarter.......................................           4 1/2             2 3/4

                   1997

                   First Quarter .......................................           4                 2 3/8
                   Second Quarter.......................................           3 3/8               3/8
                   Third Quarter
                   (through August 20, 1997)............................           2 1/2             1 1/2


                  On October 1, there were 94 record holders owners of the Company's Common Stock.

                  The Company has never paid a dividend on its Common Stock, and the Company currently intends to retain all earnings, if any, to finance the development and expansion of its operations and, therefore, does not anticipate paying cash dividends or making any other distributions on its shares of Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operations, financial condition, business opportunities, capital requirements and restrictions contained in the Company's financing documents.

ITEM 6.           SELECTED FINANCIAL DATA

                  The following table sets forth selected financial and balance sheet data of the Company which have been derived from the consolidated financial statements of the Company. The financial statements of the Company for the year ended December 31, 1996, and the restated financial statements of the Company for the years ended December 31, 1995 and 1994, have been audited by the Horne CPA Group, PA, independent auditors ("Horne"). The financial statements of the Company for the years ended December 31, 1993 and 1992 are restated and unaudited, and include all adjustments which management considers necessary for a fair presentation of the financial position and results of operations of the Company for the respective periods. The selected consolidated balance sheet data for the years ended December 31, 1994, 1993 and 1992 were derived from unaudited consolidated financial statements of the Company and include all adjustments which management considers necessary for the fair presentation of such data for the respective periods. The following data should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included elsewhere herein. See "Management's Discussion and Analysis of Results of Operations - Recent Developments."

                                                               YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------
                                                                            RESTATED
                                                        ------------------------------------------------
                                               1996         1995         1994        1993        1992
                                               ----         ----         ----        ----        ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA
Net sales ..............................   $ 124,686    $ 140,833    $ 106,961    $ 68,905    $ 46,048
Gross profit ...........................      13,851       17,650       17,169      10,267       5,923
Operating expenses:
     Selling ...........................       7,275        7,609        5,290       3,412       2,049
     General and administrative ........       7,370        7,398        4,337       2,789       2,319
Operating income (loss) ................        (794)       2,643        7,542       4,066       1,555
Litigation award .......................      (1,357)          --           --          --          --
Interest expense - net .................      (3,846)      (3,166)      (1,692)     (1,281)       (937)
Income (loss) before taxes on income and
     extraordinary item ................      (5,997)        (523)       5,850       2,785         618
Extraordinary item .....................         279           --           --          --          --
Net income (loss) (1) ..................   $  (3,526)   $    (329)   $   3,910    $  1,796    $    397
Net income (loss) per share before
     extraordinary item (1) ............        (.63)        (.06)         .78          --          --
Extraordinary item (net) ...............        (.05)          --           --          --        0.12
Net income (loss) per share (1) ........   $   (0.68)   $   (0.06)   $    0.78    $   0.46    $   0.12
Weighted average common shares and share
     equivalents outstanding
                                               5,562        5,306        5,029       3,880       3,447

                                                                   DECEMBER 31,
                                           -------------------------------------------------------------
                                                                             RESTATED
                                                         -----------------------------------------------
                                               1996         1995         1994        1993        1992
                                               ----         ----         ----        ----        ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
Working capital (deficiency) ...........   $  15,119    $  18,233    $  19,335    $ 10,833    $ (1,586)
Total assets ...........................   $  68,398    $  66,667    $  55,934    $ 25,187    $ 13,473
Long-term debt .........................      24,574       24,050       15,077         256       4,298
Total shareholder's equity .............      25,815       29,346       29,675      19,116         106


--------

(1) Pro forma adjustments for income taxes have been made as if the Company had been a C corporation instead of an S corporation prior to September 2, 1993.

RESTATEMENT OF FINANCIAL STATEMENTS

                  During the course of its efforts to prepare for the audit of the fiscal year ended December 31, 1996, the Company discovered that certain of the Company's accounts were out of balance. As a result, the Company, together with its independent accountants at the time, BDO Seidman, LLP, undertook a detailed analysis of certain of the Company's accounts and accounting reconciliation procedures for the fiscal year ended December 31, 1996, and prior fiscal years. As a result of such detailed analysis, the Company's financial statements were restated.

                  The following table sets forth certain effects of these restatements on the Company's financial position and results of operations, and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included elsewhere herein. Adjustments were also made to the Company's financial statements for the fiscal years ended December 31, 1993, 1992, and 1991. See "Management's Discussion and Analysis of Results of Operations - Recent Developments" and " - Liquidity and Capital Resources."

                                                                         FISCAL YEAR ENDED
                                                                             DECEMBER 31,

                                                                ------------------------------------
                                                                       1995                  1994
                                                                       ----                  ----
                                                                             (IN THOUSANDS)
Net Sales:
     As previously reported ......................                    143,058            107,811
     As restated .................................                    140,833            106,961

Cost of goods sold:
     As previously reported ......................                    123,183             89,792
     As restated .................................                    123,183             89,792

Net income (loss):
     As previously reported ......................                      1,097              4,455
     As restated .................................                       (329)             3,910

Net income (loss) per share:
     As previously reported ......................                       0.21               0.89
     As restated .................................                      (0.06)              0.78

Total assets:
     As previously reported ......................                     69,366             59,312
     As restated .................................                     66,667             55,934

Total stockholders' equity
     As previously reported ......................                     33,667             32,570
     As restated .................................                     29,346             29,675


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

RECENT DEVELOPMENTS

                  Background. During the course of its efforts to prepare for the audit of its fiscal year ended December 31, 1996, the Company discovered that certain of the Company's accounts were out of balance. As a result, the Company, together with its independent accountants at the time, BDO Seidman, LLP, undertook a detailed analysis of certain of the Company's accounts and accounting reconciliation procedures for the fiscal year ended December 31, 1996, and prior fiscal years. On April 10, 1997, in the course of the Company's analysis, a long-time employee of the Company admitted to falsifying certain account reconciliation statements and underlying documents. The Company believes that these actions contributed to imbalances in the Company's cash account. This employee resigned from the Company soon after these admissions were made.

                  In addition, the Company utilizes a factoring arrangement with a financial institution to finance a significant portion of its operations. This arrangement allows the Company to receive advances for a portion of the face amount of its sales invoices, and customers remit payment directly to the factoring institution. On occasion, the customer objects to certain invoiced charges, notifies the factor of such objection or objections and deducts such amounts from its payment. At such time, the factor reduces the factored receivables by the amount objected to (the "chargebacks"), and the Company becomes responsible for appropriate follow-up and collection of the chargebacks. From 1991 to 1996, the Company failed to properly record chargebacks of disputed amounts to the accounts of individual customers. This practice caused the individual customer accounts to be understated and, as a result, the Company has not yet attempted to collect these accounts receivable. These unrecorded chargeback receivables contributed to the imbalances in the Company's cash account. Management believes that, because of the aging of such receivables, such receivables are now uncollectible. As a result, the Company chose to take charges to net sales of approximately $1,592,000 and $2,225,000 for its fiscal years ended 1996 and 1995, respectively.

                  On June 5, 1997, BDO resigned as the Company's independent certified public accountants. On June 10, 1997, the Company retained the Horne CPA Group, PA as the Company's independent certified public accountants and authorized BDO to respond fully to the informational requests of Horne. In a letter dated June 17, 1997, BDO advised the Company that it had withdrawn its opinions on the 1990, 1991, 1992, 1993, 1994 and 1995 annual financial statements of the Company.

                  Restatement of Financial Statements. On September 27, 1997, Horne issued its audit report on the Company's financial statements for the fiscal year ended December 31, 1996, and restated, audited financial statements for the Company's fiscal years ended December 31, 1995 and 1994. The respective reductions to net sales (gross) and net income (loss), net of tax effect, of the adjustments made to the Company's financial statements are: $1,592,000 and $1,020,000, respectively, for the year ended December 31, 1996; $2,225,000 and $1,426,000, respectively, for the year ended December 31, 1995; and $849,000 and $544,000, respectively, for the year ended December 31, 1994. Retained earnings at the beginning of 1994 have been adjusted for the net of tax amount of $2,350,000 for the effect of the accounting errors discussed above on prior periods. The Company was a subchapter

S corporation prior to its initial public offering. Therefore, the amount of $2,146,000, applicable to pre-initial public offering operations, has been reclassified as additional paid-in capital. The amount of $204,000 applicable to operations of the Company as a subchapter C Corporation prior to 1994 has been recorded as an adjustment against the December 31, 1993 retained earnings.

RESULTS OF OPERATIONS

                  The following table sets forth for the years indicated information derived from the Company's consolidated financial statements expressed as a percentage of the Company's total net sales.

                                                                        YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                  1996           1995           1994
                                                                  ----           ----           ----
Net Sales ...................................................     100.0%         100.0%         100.0%
                                                                  -----          -----          -----

Cost of Sales ...............................................      88.9           87.5           83.9
                                                                  -----          -----          -----

Gross profit ................................................      11.1           12.5           16.1

Selling, general and administrative expenses ................      11.7           10.7            9.0
                                                                  -----          -----          -----

Operating income (loss) .....................................      (0.6)           1.8            7.1

Litigation award ............................................       1.1             --             --

Interest expense - net ......................................       3.1            2.2            1.6
                                                                  -----          -----          -----

Income (loss) before income taxes (benefit) and extraordinary
item ........................................................      (4.8)          (0.4)           5.5

Income taxes (benefit) ......................................      (2.2)          (0.2)           1.8
                                                                  -----          -----          -----

Income (loss) before extraordinary item .....................      (2.6)          (0.2)           3.7

Extraordinary item, net .....................................       0.2             --             --
                                                                  -----          -----          -----

Net income (loss) ...........................................      (2.8)          (0.2)           3.7


1996 COMPARED TO 1995

                  Net sales for 1996 decreased by $16,147,000 or 11.5% to $124,686,000 from $140,833,000 for 1995. The decline in sales volume resulted primarily, management believes, from a weak national retail furniture environment, unusually heavy snowfall in the East that affected retail demand in several major markets and an ice storm that shut down production at the Mississippi facilities for five days in the first quarter. In addition, net sales were adversely affected by the Company's decision to write-off approximately $1,592,000 and $2,225,000 in 1996 and 1995, respectively, of previously unrecorded chargeback receivables. See "Recent Developments."
Overall sales volume of the River Oaks product lines decreased by $17,187,000 or 15.8%, to $91,662,000 for 1996 from $108,849,000 for 1995. Sales of the
Gaines product line also declined by $3,513,000 or 11.0% in 1996 as compared to 1995. The startup of the River Oaks Motion product line in July of 1996, contributed volume increases to net sales of $4,553,000 during the last six months of production in 1996. The Company's backlog at December 31, 1996 was approximately $10,800,000 as compared to approximately $16,900,000 at December 31, 1995.

                  Cost of sales for 1996 decreased 10.0% to $110,835,000 from $123,183,000 for 1995. The aggregate decrease resulted primarily from decreased sales volume. As a percentage of net sales, cost of sales for 1996 increased to 88.9% from 87.5% for 1995. The increase in cost of sales and resulting decline in gross profit margin, was primarily the result of reduced levels of production without a corresponding reduction in relatively fixed overhead levels. The reduced production was primarily the result of decreased sales. This decrease was partially offset by reductions in certain variable costs including duplicative labor eliminated by the consolidation of the Fulton facility into New Albany, completed in March 1996.

                  Selling, general and administrative expenses for 1996 decreased by 2.4% to $14,645,000 from $15,007,000 for 1995. As a percentage of net sales, such expenses in 1996 increased to 11.7% from 10.7% for 1995. The aggregate increase, as well as the increase as a percentage of net sales was primarily the result of a reduction in product development costs and commission expense relative to a reduction in sales volume.

                  The Company and two of its officers were defendants in a lawsuit brought by the estate of a former shareholder in connection with the purchase of the former shareholder's stock. A judgment, now final, was taken against the Company in the aggregate amount of $2,439,000 (including amounts paid by the Company on behalf of two of its officers and directors). Of this amount, $1,082,000 was awarded against the Company as compensatory damages. This amount has been recognized as a reduction in additional paid in capital. The balance of the award, $1,357,000 has been charged as an other expense in 1996. Consequently, assuming an effective tax rate of 45.9%, the balance of the award accounted for a reduction of net income of approximately $734,000 for 1996.

                  Operating income (loss) for 1996 decreased 130.0% to $(794,000) from $2,643,000 for 1995. As a percentage of net sales, operating income for 1996 decreased to (0.6)% from 1.8% for 1995, primarily as a result of the factors discussed above.

                  Net interest expense for 1996 increased 21.5% to $3,846,000 from $3,166,000 for 1995. As a percentage of net sales, such expenses for 1996 increased to 3.1% from 2.2% for 1995. The aggregate increase was primarily a result of higher interest rates, less capitalized interest and increased average levels of borrowing resulting from working capital and capital expenditure requirements. The increase as a percentage of net sales is primarily the result of the factors discussed above and decreased sales volume in 1996.

                  Net (loss) before extraordinary item for 1996 increased by 786.9% to $(3,247,000) from $(329,000) for 1995. As a percentage of net sales, net (loss) before extraordinary item for 1996 increased to (2.6)% compared to net (loss) before extraordinary item of (0.2)% for 1995, primarily as a result of the factors discussed above.

                  Extraordinary (loss) for 1996 was $(279,000) as compared to no extraordinary item (loss) in 1995. As a percentage of net sales, extraordinary
(loss) for 1996 was (0.2)%, the result of expensing the unamortized closing costs and an early termination fee caused by changing senior lending institutions in July of 1996.

                  Net (loss) for 1996 increased by 871.7% to $(3,526,000) from $(329,000) for 1995. As a percentage of net sales, net (loss) for 1996 increased to (2.8)% compared to (0.2)% for 1995, primarily as a result of the factors discussed above.

1995 COMPARED TO 1994

                  Net sales for 1995 increased by $33,872,000, or 31.7%, to $140,833,000 from $106,961,000 in 1994. The increase resulted from sales volume increases in the various River Oaks product lines, with price increases having an insignificant effect. The overall increase in net sales was slightly offset by the Company's decision to write-off approximately $2,225,000 and $849,000 in 1995 and 1994, respectively, of previously unrecorded charge back receivables. See "Recent Developments." The Gaines product line, acquired in 1994, contributed volume increases in addition to the inclusion of a full year's sales for 1995. Overall sales volume of all River Oaks product lines increased by $15,605,000, or 16.7%, to $108,849,000 from $93,244,000 in 1994.
The River Crest and River Oaks product lines contributed $22,098,000 of the Company's sales increase, as a result of adding new customers and increased shipments to existing customers. Capacity expansions to supply these increased volumes were obtained by a full year's operation of the California facility, as well as planned reconfiguration of both the Mississippi and Gaines production lines. Sales of the Roaring River product line decreased by $6,493,000 in 1995 as compared to 1994 as a result of management's decision to allocate marketing and production resources to the higher price point River Crest product line. Sales of the Gaines product line increased by $18,267,000 in 1995 as compared to 1994, primarily the result of a full year's sales volume in 1995 compared to five months in 1994. Incremental sales of $6,289,000 were obtained by offering the Gaines product line to the existing River Oaks customer base. The Company's backlog at December 31, 1995, was approximately $16,900,000 as compared to approximately $20,000,000 at December 31, 1994.

                  Cost of sales for 1995 increased by 37.2% to $123,183,000 from $89,792,000 for 1994. The aggregate increase resulted primarily from increased production volume at the Gaines and California facilities, as well as additional production volume of the River Oaks product lines. Additionally, in 1995, the Company incurred costs in connection with reconfiguring production lines at both the Mississippi and Gaines facilities. As a percentage of net sales, cost of sales for 1995 increased to 87.5% from 83.9% for 1994. The increase in cost of sales, and resulting decline in gross profit margin, resulted from a soft retail environment which reduced individual order quantities and shortened lead times. The resulting accelerated shipping schedules and decreased production runs led to manufacturing inefficiencies that did not exist in 1994. Manufacturing efficiencies were further negatively affected by being staffed for a much higher backlog than the Company experienced, the reconfiguration at the Mississippi and Gaines facilities and the conversion to the new cutting and storage facility in Belden, Mississippi.

                  Selling, general and administrative expenses for 1995 increased by 55.9% to $15,007,000 from $9,627,000 for 1994. As a percentage of net sales, such expenses for 1995 increased to 10.7% from 9.0% for 1994. The aggregate increase was the result of higher sales commissions as a result of the 31.7% increase in sales volume, administrative personnel additions and seven months additional amortization of goodwill relating to the Gaines acquisition. Additionally, difficult conditions in the furniture industry affected a small number of the Company's non-factored customers, which required the Company to increase its bad debt allowance by $696,000.

                  Operating income for 1995 decreased by 65.0% to $2,643,000 from $7,542,000 for 1994, while operating income, as a percentage of net sales for 1995, decreased to 1.8% from 7.1% for 1994. Both the aggregate and percentage decline in operating income resulted from the factors discussed above.

                  Net interest expense for 1995 increased by 87.1% to $3,166,000 from $1,692,000 for 1994. As a percentage of net sales, such expenses for 1995 increased to 2.2% from 1.6% for 1994. Both the aggregate and percentage increase resulted from factoring charges related to an increasing overall sales volume, as well as a larger percentage of factored sales, higher interest rates and increased levels of borrowings outstanding resulting from working capital and capital expenditure requirements associated with expanded operations during 1995.

                  The income tax (benefit) for 1995 was a benefit of $(194,000) compared with income tax expense of $1,940,000 for 1994. The effective tax rate for 1995 increased to 35.5% from 33.5% for 1994, resulting primarily from state income taxes attributable to increased California volume.

                  Net income (loss) for 1995 decreased by 108.4% to a net loss of ($329,000) from a net income of $3,910,000 for 1994. As a percentage of net sales, net income (loss) for 1995 decreased to (0.2)% as compared to net income of 3.7% for 1994, primarily as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's financing for its operations and capital requirements historically has been a combination of long-term borrowings, factoring of accounts receivable and internally generated funds. The Company's capital requirements have increased because of capital requirements for capacity expansion and working capital needs to support sales growth. A significant portion of capital expansion has historically been financed with long-term mortgage indebtedness. Factoring of accounts receivable has played an important role in providing cash to fund increased inventory requirements necessary for sales growth.

                  In the absence of current financial information during the second and third quarters of 1997, the Company experienced some tightening of credit with its trade suppliers. This tightening of credit was usually in the form of reduced credit lines and not in payment terms. As of the date of this filing, however, the Company has completed all accelerations of payments necessary to be within the reduced credit lines of its key trade suppliers. Furthermore, management believes, based upon verbal communications with its key trade suppliers, that existing credit lines will be increased following the publication of current financial information regarding the Company.

                  After changes in current assets and current liabilities, operating activities provided net cash of $2,315,000 in 1996 and $359,000 in 1995. In prior years, cash flow from operations has historically been less than net income as a result of the need for increased investment in inventories needed to support higher sales levels. During 1996, cash provided by operations was the result of a decrease in inventories as well as more favorable payment terms with key suppliers.

                  Net cash used by investing activities was $4,132,000 in 1996 as compared to $11,359,000 used in 1995. Net capital expenditures in 1996 were $4,132,000 as compared to $11,359,000 in 1995 and were incurred primarily in connection with a new management information system, replacement of a smaller production facility and construction of the centralized fabric storage, cutting and distribution center and administrative offices. Capital expenditures were funded primarily with long-term borrowings.

                  In 1996, financing activities provided net cash of $1,536,000 compared with $10,464,000 in 1995 and reflected long-term borrowings of $9,100,000 to fund the capital expenditures discussed above and replace long-term debt of $8,427,000.

                  On July 26, 1996, the Company entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with BNY Financial Corporation ("BNYFC") and other lenders (the "Banks"), which replaced the previous credit facility with The CIT Group/BCC, Inc. ("CIT"). The Credit Agreement with BNYFC and other lenders together with related agreements (collectively, the "Financing Documents") provides the Company and its direct and indirect subsidiaries with a $42 million revolving credit facility (with a $3 million overadvance sublimit), a $9 million term loan, and certain factoring arrangements (collectively, the "BNYFC Facility"). Proceeds of the BNYFC Facility were used to refinance the Company's indebtedness to CIT, with the CIT facility being terminated effective July 26, 1996. As of December 31, 1996 and August 31, 1997, outstanding borrowings under the BNYFC Facility were approximately $38,444,000 and $42,820,000, respectively. Funds are made available under the BNYFC Facility under the formula-based lending provisions of the BNYFC Facility. The BNYFC Facility is secured by substantially all of the Company's assets, including certain real property.

     Revolving loans under the Credit Facility bear interest at a floating rate per annum equal to 1.5% over the one month London Interbank Offered Rate (7.2% at September 30, 1997), subject to a 0.50% increase if any over-advances are outstanding for more than four days in any month. The term loan under the Credit Agreement bears interest at a floating rate equal to 2.50% over the one month London Interbank Offered Rate (8.2% at September 30, 1997), subject to a 0.50% reduction if the outstanding principal amount of the term loan is $7 million or less and no default or event of default exists.

                  The BNYFC Facility terminates on July 26, 2000, subject to successive one year extensions thereafter unless notice of non-renewal is given by the Banks or the Company 90 days prior to the termination date. The BNYFC Facility is subject to earlier termination at the option of the Banks upon the occurrence of certain "Events of Default" enumerated in the Loan Documents. All amounts due to the Banks are payable upon the termination of the BNYFC Facility for any reason. The term loan requires 59 equal monthly payments of principal in the amount of $107,143 commencing September 1, 1996, with all remaining principal and other amounts owing to the Banks being payable in full on the earlier to occur of (i) the termination of the BNYFC Facility, and (ii) July 26, 2001.

                  The Financing Documents contain provisions that are customary for financing transactions of this type, including representations, warranties, conditions, covenants, and default provisions. Among other things, the Company is required to maintain profitability and certain consolidated financial ratios while the BNYFC Facility is in place, including ratios relating to tangible net worth, interest coverage, debt service coverage, indebtedness to tangible net worth, working capital, and the excess of current assets over current liabilities. At December 31, 1996 the Company was in default of certain of the above requirements.

                  On June 17, 1997, BNYFC agreed to waive the Company's breach of the financial covenants contained in the BNYFC Facility for the Company's fiscal year ended December 31, 1996 (the "June Agreement"). Also on June 17, 1997, BNYFC and the Company agreed that, based upon BNYFC's review of the Company's audited financial statements for the fiscal year ended December 31, 1996 in relation to the financial convenants of the BNYFC Facility, BNYFC shall propose, in BNYFC's sole discretion, certain revised financial convenants to be applicable to the Company under the BNYFC Facility. Once these convenants are agreed upon, BNYFC and the Company are to enter into an amendment to the BNYFC Facility. No assurance can be given, however, that BNYFC will propose covenants that will be acceptable to the Company. If BNYFC proposes covenants that are not acceptable to the Company, and if BNYFC seeks to apply the existing covenants of the BNYFC Facility to the Company, then the Company would be in default of the BNYFC Facility. Based on discussions with representatives of BNYFC, management believes, however, that the Company and BNYFC will agree upon mutually acceptable covenants to be applied to the Company in the current fiscal year. Once the BNYFC Facility is amended, management believes, based upon conversations with representatives of BNYFC and BNYFC's forbearance to date, that these defaults will be waived by BNYFC. In the June Agreement, the Company and BNYFC agreed to decrease the notice of non-renewal to 60 days prior to and effective as of the fourth anniversary of the Effective Date (as defined in the BNYFC Facility) in any subsequent year, to the BNYFC Facility, to promptly execute and deliver to BNYFC a second priority Deed of Trust, Security Agreement and Assignment of Leases with respect to the premises owned at 501 North Glenfield, New Albany, Mississippi and to pay BNYFC a waiver fee of $150,000.

                  On September 30, 1996, the Company's $5,000,000 fully secured equipment line of credit with Deposit Guaranty National Bank ("DGNB") matured. The line was utilized to purchase equipment and machinery. In January 1996, the Company converted the outstanding balance of $810,000 to a term loan with DGNB. Outstanding borrowings on the equipment line were $721,000 at December 31, 1996 and bear interest at LIBOR plus 175 basis points (7.4% as of September 30, 1997). This new, fully secured term loan matures on January 1, 2003, and bears interest at 7.6 percent requiring monthly principal and interest payments of $12,500. At December 31, 1996, and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. DGNB has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year. Based on conversations with representatives of DGNB and the forbearance of DGNB to date, management believes that the Company's defaults for the current fiscal year will be waived and that DGNB will amend the applicable covenants in a manner consistent with those to be proposed by BNYFC.

                  The Company has a $2,000,000 fully secured real estate loan with DGNB which was utilized to purchase a new manufacturing facility in New Albany, Mississippi. The loan is secured by the building and land and matures on October 1, 2000 (the "Deposit Guaranty Real Estate Loan"). The loan requires monthly payments of $24,500, including interest at 8.1 percent through September 2000, with the remaining balance of $1,224,000 due October 2000, secured by land and buildings with a net book value of $3,232,000, purchased with the loan proceeds. Outstanding borrowings under this facility at December 31, 1996 were $1,845,000. At December 31, 1996, the Company was in default of the Deposit Guaranty Real Estate Loan. DGNB has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year. Based on conversations with representatives of DGNB and the forbearance of DGNB to date, management believes that the Company's defaults for the current fiscal year will be waived and that DGNB will amend the applicable covenants in a manner consistent with those to be proposed by BNYFC. The Company did not renew this line of credit which matured on September 30, 1996.

                  In 1995, the Company established with the Bank of Mississippi (the "BOM") two construction lines of credit in the amounts of $4,800,000 and $450,000. These loans were obtained to finance the construction of the new Belden, Mississippi facility and related purchases of office equipment. These construction loans, bearing interest at the bank's prime rate (8.5 percent at December 31, 1995), both matured on January 2, 1997. These construction loans were converted on May 6, 1996, to a long-term and a short-term real estate loan that mature on May 6, 2001 (monthly $31,390), and May 1, 1997 (monthly $8,335), respectively (the "New BOM Construction Loans"). Both loans bear interest at the bank's prime rate (8.3 percent at December 31, 1996) and are secured by land, buildings and office equipment with a net book value of $7,270,000 at December 31, 1996. As of December 31, 1996, outstanding borrowings under the new long-term and short-term loans were $5,432,000 and $42,000, respectively (total $5,474,000). At December 31, 1996, and based upon the application of existing provisions of the loans, the Company was, and currently is, in default of the financial covenants for the loans. The BOM has consented to a waiver of the Company's default of the financial covenants of these loans for the fiscal year ended December 31, 1996. Based upon conversations with representatives of the BOM and the forbearance of the BOM to date, management believes that the Company's defaults for the current fiscal year, if any, will be waived.

                  Based on conversations with representatives of BOM and DGNB, management believes that the New BOM Construction Loans and the Deposit Guaranty Real Estate Loan will be amended to contain covenants and default provisions similar to those expected to be contained in the BNYFC Facility, as amended.

                  On August 13, 1997, the Company retained Scott & Stringfellow, Inc., (the "Investment Bank") on an exclusive basis, to advise the Company with respect to its strategic options, including the placement of the Company's securities or the sale or merger of all or a portion of the Company to provide additional working capital for the Company, including, without limitation, funds to satisfy the verdict awarded in the Ansin Litigation. Based on preliminary discussions with representatives of the Investment Bank, and although the Company intends to consider all available options, the Company believes it can issue additional equity or subordinated debt to satisfy the judgment entered against the Company in the Ansin Litigation described in "Item 3 - Legal Proceedings" and to increase the Company's working capital. There can be no assurance, however, that the Company can successfully identify and consummate any such transaction or sell shares of its Common Stock or issue subordinated debt in order to raise sufficient capital.

                  The issuance of any additional debt by the Company will further leverage the Company and will have a negative effect on the per share earnings of the Company, through additional interest expense, during the period that such debt remains outstanding. The issuance of additional equity would also have a dilutive effect on the per share earnings of the Company. The failure to obtain additional financing would have a material adverse effect on the Company, including defaults under the Company's credit facilities. Any such issuance of additional shares of common stock or of subordinated debt must be approved by the Company's senior lender. The Company's ability to satisfy its obligations and to raise working capital are dependent, in part, upon the Company's financial performance, which is subject to prevailing economic conditions, business trends and financial, business and other factors, including factors beyond the control of the Company and those described under the caption "Forward-Looking Statements."

                  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") issued by FASB is effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of FAS 123 are also effective for financial statements for fiscal years beginning after December 15, 1995. The new standard encourages entities to adopt a fair value method of accounting for employee stock-based compensation plans and requires such accounting for transactions in which an entity acquires goods or services from non-employees through issuance of equity instruments. As allowed under the provisions of FAS 123, the Company will continue to measure compensation cost of employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, the Company will make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company does not expect adoption to have a material effect on its financial position or results of operations.

                  Statement of Financial Accounting Standards No. 128, "Accounting for Earnings per Share" ("FAS 128"), issued by the FASB is effective for financial statements issued for periods ending after December 15, 1997. The disclosure requirements of FAS 128 are also effective for financial statements for fiscal years beginning after December 15, 1997. The new statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly-held common stock. This standard simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. The Company does not expect adoption to have a material effect on its financial position or results of operations.

                  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," issued by the FASB is effective for years beginning after December 15, 1997. The new statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not expect adoption to have a material effect on its financial position or results of operations.

                  Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued by the FASB is effective for years beginning after December 15, 1997. The new statement establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company does not expect adoption to have a material effect on its financial position or results of operations.

INFLATION

                  Although the effects on the Company cannot be accurately determined, inflation in recent years has primarily affected the Company's manufacturing costs in the areas of labor, manufacturing overhead and raw materials, including lumber. The Company does not believe that inflation has had a significant impact on its result of operations for the periods presented. Historically, the Company believes it has been able to minimize the effects of inflation by improving its manufacturing and purchasing efficiency, increasing its employee productivity and, to a lesser degree, increasing selling prices of its products.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See Appendix A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  By letter dated June 5, 1997, BDO Seidman, LLP resigned as the Company's independent certified public accountants. The reports of BDO on the Company's financial statements for the two years preceding the resignation of BDO did not contain an adverse opinion or disclaimer of an opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years, and the subsequent interim period preceding the resignation of BDO, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                  On June 10, 1997, the Company retained Horne CPA Group, PA as the Company's independent certified public accountants and, by letter dated such date, also authorized BDO to respond fully to the informational requests of Horne.

                 As previously described, following the Company's discovery that certain of the Company's accounts were out of balance, the Company, together with BDO, undertook a comprehensive analysis of certain of the Company's accounts and its accounting reconciliation procedures for the fiscal year ended December 31, 1996, and prior fiscal years. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

                  During this analysis, the Board of Directors instructed the Company's management to make freely available to BDO all of the Company's books, records and employees. No restrictions were placed on BDO's access to the Company's books, records or employees. In this regard, the Company believes that it worked diligently to provide BDO with all information requested by BDO in connection with the ongoing comprehensive analysis of the Company's accounts and accounting reconciliation procedures. During this analysis, the Company believes that it made available to BDO all of its employees, and all of its books and records with respect to the Company's fiscal years ended December 31, 1996, 1995, 1994 and 1993.

                  Prior to BDO's resignation, on May 29, 1997, the Board of Directors of the Company, through its outside counsel, requested, in writing, information from BDO regarding any accounting issues that BDO believed should be resolved before the Company could receive BDO's audit report on the Company's financial statements. By letter dated June 4, 1997, BDO responded in part that "[t]hese matters raise grave concerns about the integrity of the accounting records... All of the above puts us in a position making it impossible for us to get comfortable with the systems, the books and records, or the people involved with the systems at this point."

                  By letter dated June 17, 1997, BDO advised the Company that it had withdrawn its opinions on the 1990, 1991, 1992, 1993, 1994 and 1995 annual financial statements of the Company. Also by letter dated June 17, 1997, BDO stated that:

                  Item 304(a)(1)(v) of Regulation S-K requires disclosure of events wherein the former accountant has advised the registrant that the internal controls necessary for the registrant to develop reliable financial statements do not exist. In that regard, at a meeting on March 17, 1997, representatives of BDO Seidman, LLP verbally communicated three material weaknesses in internal controls to the audit committee of the Company's Board of Directors relating to the following areas:


                           - Journal entries were noted where there was insufficient documentation supporting the entries and no evidence of approval.

                           - Factor receivable reconciliations were not completed on a timely basis.

                           - Factor receivable reconciliations were not reviewed by an official who was not involved in the reconciliation process.

                  Based on the Company's review and the issuance by Horne of the Company's audited financial statements for the Company's fiscal years ended December 31, 1996, 1995 and 1994, the Company has concluded that these actions were not taken to conceal any misappropriation of the Company's assets, and, based on the lack of contrary evidence found by the Company's outside legal counsel in its review, the Company has concluded that no other employees were involved.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS


DIRECTORS OF THE COMPANY

                                                            Principal                                           Director
Name                                                Age     Occupation                                            Since
----                                                ---     ----------                                          ---------
John D. Nail (1)                                     49     President of the Company                              1993

Johnny C. Walker (2)                                 51     Chief Operating Officer and Chief Financial           1995
                                                            Officer of the Company

Don D. Murphy (1)                                    53     General Manager of WBIP Radio Station                 1987

John B. Apple (1)                                    62     Vice President of Dover Corporation                   1993

R. Gerald Turner (2)                                 51     President of Southern Methodist University            1993

James T. Boone (2)                                   47     Athletic Director, University of Mississippi          1997

A. Douglas Jumper, Sr. (3)                           65     President of S&J Steel Builders, Inc.                 1993

Stephen L. Simons (3)                                48     Chairman of the Board and Chief Executive             1987
                                                            Officer of the Company

Thomas D. Keenum, Sr. (3)                            58     Secretary and General Counsel to the                  1987
                                                            Company; Attorney

--------------
  (1)  Class I Director - Term expires 1997.
  (2)  Class II Director - Term expires 1998.
  (3)  Class III Director - Term expires 1999.

                  During the last fiscal year, the Board of Directors held four meetings. No director attended less than 75% of the meetings held during 1996. Additionally, the Board of Directors took one action by unanimous written consent. Directors not otherwise employed by the Company received an annual fee of $10,000, $750 plus expenses for each quarterly meeting of the Board of Directors attended and $250 plus expenses for each quarterly committee meeting attended. In addition, such directors are eligible to participate in the Company's Non-Employee Director Stock Option Plan (the "Director Plan").

                  The Board of Directors has three committees: an Executive Committee, a Compensation Committee and an Audit Committee. The Board of Directors does not have a nominating committee. Members of the Executive Committee during 1996 were Messrs. Simons, Keenum, Apple and Jumper. The Executive Committee is authorized by the Board of Directors to take all action which may be delegated by the Board of Directors under the Mississippi Business Corporation Act. During 1996, the Executive Committee held eight meetings, and each member attended each meeting.

                  Members of the Compensation Committee during 1996 were Messrs. Keenum, Jumper, Apple and Chulick. The Compensation Committee was appointed by the Board of Directors to administer the Company's stock plans and recommend to the Board of Directors compensation of the Company's executive officers. During 1996, the Compensation Committee held five meetings, and each member attended each meeting.

                  Members of the Audit Committee during 1996 were Messrs. Murphy and Turner. The Audit Committee was appointed by the Board of Directors to recommend the annual appointment of the Company's auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, accounting principles used by the Company in financial reporting, internal auditing procedures and the adequacy of the Company's internal control principles. During 1996, the Audit Committee held four meetings, and each member attended each meeting.

                  Stephen L. Simons has served as Chairman of the Board of the Company and Chief Executive Officer since November 1988 and as a director since inception. Mr. Simons served as President of the Company from August 1987 to November 1988. Prior to joining the Company, from 1984 to 1987, Mr. Simons served as Executive Vice President of Finger Furniture Company Incorporated, a full-service furniture retailer based in Houston, Texas. Prior to 1984, Mr. Simons held various positions with Finger Furniture.

                  John D. Nail has served as President of the Company since November 1988 and served as Executive Vice President from August 1987 to November 1988 and as a director since June 1993. Prior to joining the Company, from September 1983 to August 1987, Mr. Nail was General Manager for Westwood Industries of Tupelo, Mississippi, a custom upholstery furniture manufacturer. From January 1982 to September 1983, Mr. Nail was President of Homan Wood Products, Incorporated of Fulton, Mississippi.

                  Johnny C. Walker has served as the Company's Chief Operating Officer since August 1995 and Chief Financial Officer since August 1993 and as a director since December 1995. From November 1990 until August 1993, Mr. Walker was a partner in Walker, Waddill and Associates, a certified public accounting firm in Dallas, Texas. From November 1985 until November 1990, Mr. Walker served as Executive Vice President of Tony Lama Company, a boot manufacturer in El Paso, Texas.

                  Thomas D. Keenum, Sr. has served as General Counsel, Secretary and a director of the Company since inception. He served as Treasurer of the Company from its inception until March 1993. Mr. Keenum is a partner in Keenum & Tutor, P.A., a law firm in Booneville, Mississippi where he has practiced law since 1968. Mr. Keenum is a director of Belmont Homes, Inc., a producer of manufactured homes in Belmont, Mississippi.

                  Don D. Murphy has served as a director of the Company since inception. Mr. Murphy is general manager of WBIP, a radio station in Booneville, Mississippi owned by Community Broadcast Services of Mississippi, Inc. From 1988 until 1995, Mr. Murphy was Vice President and co-owner of WBIP Broadcasting Company in Booneville, Mississippi. Mr. Murphy is a director of Belmont Homes, Inc., a producer of manufactured homes in Belmont, Mississippi.

                  A. Douglas Jumper, Sr. has served as a director since June 1993. Mr. Jumper has been the President and co-owner of S&J Steel Builders, Inc. of Booneville, Mississippi since 1963. Mr. Jumper is a director of Belmont Homes, Inc., a producer of manufactured homes in Belmont, Mississippi, and of BancorpSouth, Inc., a bank holding company in Tupelo, Mississippi.

                  John B. Apple has served as a director since August 1993. Mr. Apple serves as a Vice President of Dover Corporation in New York, New York. Mr. Apple served as President and Chief Executive Officer of Dover Elevator International in Memphis, Tennessee from January 1985 until January 1986. Mr. Apple serves on the Board of Directors of Dover Elevator International and National Elevator Industry, Inc.

                  R. Gerald Turner has served as a director since August 1993. Mr. Turner has served as President of Southern Methodist University since May 1995. From April 1984 until May 1995, Mr. Turner served as Chancellor of the University of Mississippi. Mr. Turner serves on the Board of Directors of Capstar Broadcasting Partners, Inc., an operator of midsized-market radio stations based in Austin, Texas; First Mississippi Corp., a chemical and fertilizer manufacturer in Jackson, Mississippi; Mobile Telecommunications Technologies, a wireless messaging service in Jackson, Mississippi; and J.C. Penney Co., Inc., an apparel retailer in Dallas, Texas.

                  James T. Boone has served as a director since February 1997. Mr. Boone has served as Athletic Director for the University of Mississippi since 1995. From 1974 to 1994, Mr. Boone served in various capacities with Sunburst Bank before becoming Chairman and CEO of Sunburst Bank.

                  Messrs. Keenum and Jumper are first cousins. There are no other family relationships between any directors or executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's securities to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten-percent shareholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such forms received by it, or written representations from certain of the Company's directors and executive officers that no other reports were required, the Company notes that Messrs. Simons, Nail and Walker were each granted options to purchase 12,500 of the Company's common stock on November 14, 1996, but failed to report timely their acquisition of such options on Form 4, and that Mr. Apple acquired 1,000 shares of the Company's common stock on December 3, 1996, but failed to report timely his acquisition of such shares on Form 4. Each of Messrs. Simons, Nail, Walker and Apple subsequently reported their transactions on Form 5.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:

Name                                            Age      Position
----                                            ---      --------
Stephen L. Simons                                48      Chairman of the Board and Chief Executive Officer

John D. Nail                                     49      President

Johnny C. Walker                                 51      Chief Operating Officer and Chief Financial Officer

Thomas D. Keenum, Sr.                            58      Secretary

         See the foregoing section for the business experience of Messrs. Simons, Nail, Walker and Keenum.

ITEM 11.          EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

                  The following table summarizes the compensation paid to or accrued by or on behalf of the Company's Named Executive Officers for services rendered in all capacities to the Company for the years ended December 31, 1994, 1995 and 1996.


                                                                                 LONG TERM COMPENSATION
                                                                                 -----------------------
                                   ANNUAL COMPENSATION                           AWARDS           PAYOUTS
                                   -------------------                           ------           --------
     NAME AND                                          OTHER        RESTRICTED     SECURITIES
    PRINCIPAL                                       ANNUAL COM-       STOCK        UNDERLYING       LTIP           ALL OTHER
    POSITION         YEAR   SALARY($)   BONUS($)   PENSATION ($)    AWARDS($)      OPTIONS (#)    PAYOUTS($)     COMPENSATION($)
    --------         ----   ---------   --------   -------------    ----------     -----------    ----------     ---------------
Stephen L. Simons    1996   $200,487        --           --                          12,500           --            --
 Chairman of the     1995    225,000   $66,667           --                          12,500           --            --
 Board and Chief     1994    150,000    50,000           --                          12,500           --            --
 Executive Officer

John D. Nail         1996    174,074        --           --              --          12,500           --            --
 President           1995    190,000   $66,667           --              --          12,500           --            --
                     1994    140,000        --           --              --          14,000           --            --

Johnny C. Walker     1996   $146,725        --           --              --          12,500           --            --
 Chief Operating     1995    155,000   $66,667           --              --          12,500           --            --
 Officer and Chief   1994     99,476        --           --              --          20,000           --            --
 Financial
 Officer


OPTION GRANTS IN LAST FISCAL YEAR

                  The following table sets forth certain information regarding grants of stock options made to the Named Executive Officers during 1996.

                                                                                                    POTENTIAL REALIZABLE VALUE
                                                                                                      AT ASSUMED ANNUAL RATES
                                                                                                     OF STOCK PRICE APPRECIA-
                                                 INDIVIDUAL GRANTS                                     TION FOR OPTION TERM
                     --------------------------------------------------------------------------    -----------------------------
                        NUMBER OF       PERCENTAGE OF
                        SECURITIES      TOTAL OPTIONS
                        UNDERLYING       GRANTED TO      EXERCISE OR   MARKET PRICE
                         OPTIONS        EMPLOYEES IN     BASE PRICE     ON DATE OF   EXPIRATION
       NAME             GRANTED(1)       FISCAL YEAR       ($/SH)      GRANT($/SH)      DATE        5%($)          10%($)
       ----             ----------       -----------       ------      ----------       ----        -----          ------
Stephen L. Simons        12,500             6.5%            $3.00          $3.00     11/14/2001     $10,325        $22,875

John D. Nail             12,500             6.5%            $3.00          $3.00     11/14/2001      10,325         22,875

Johnny C. Walker         12,500             6.5%            $3.00          $3.00     11/14/2001      10,325         22,875


---------------
(1) Each option may be exercised as to one-fifth of the number of shares covered by the option during each of the five successive twelve-month periods beginning on the date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                  The following table provides certain information, with respect to the Named Executive Officers, concerning the exercise of options during 1996 and with respect to unexercised options at December 31, 1996.

                                                                  Number of Securities           Value of Unexercised
                                                             Underlying Unexercised Options      In-the-Money Options at
                                                                 at Fiscal Year End (#)              Fiscal Year End ($)
                                                             --------------------------------    ----------------------------
                                Shares
                               Acquired         Value
Name                         on Exercise(#)   Realized ($)     Exercisable     Unexercisable    Exercisable    Unexercisable
----                         ------------    ------------     -----------     -------------    -----------    -------------
Stephen L. Simons                  --             --            27,100           25,900             $0             $0
John D. Nail                                                    27,100           25,900              0              0
Johnny C. Walker                                                47,500           38,560              0              0

Employment Agreements

         As of December 1, 1995, Messrs. Simons, Nail and Walker entered into employment agreements with the Company. The agreements provide for base salaries in the amount of $225,000 for Mr. Simons, $190,000 for Mr. Nail and $155,000 for Mr. Walker, subject to adjustment by the Compensation Committee. The agreements also entitle the employees to receive certain insurance and other benefits and to eligibility for bonuses as determined by the Compensation Committee.

         Each employment agreement expires on December 31, 1998 and may be terminated by the Company prior to that time for "cause," which is defined to include the employee's failure to comply with a material term of the agreement, the employee's engaging in any material misconduct, neglect of duties or failure to act which materially and adversely affects the business or affairs of the Company, or upon the employee's conviction of a felony or commission of an act of dishonesty, fraud or embezzlement against the Company. In the event the employee is terminated for cause, the Company shall have no further obligation to make any payments to the employee except for accrued salary or bonus and unreimbursed expenses as of the termination date. Each agreement will also terminate if the employee is disabled and unable to perform his assigned duties for a period of six months.

         In the event the employee is terminated without cause, the Company will continue to pay the employee his salary and maintain his insurance benefits for the lesser of 12 months or the remaining term of the agreement. Additionally, the Company shall pay the employee all accrued bonuses and unreimbursed expenses as of the termination date.

         If, on account of physical or mental disability, the employee fails or is unable to perform his duties in any material respect for a period of 60 days, the Company shall pay the employee his salary and maintain his insurance benefits for a period of six months commencing on the date such disability begins. In the event the employee is unable to perform his duties at the end of the six-month period, the employment agreement shall automatically terminate.


         In the event the employee is terminated upon a "change-in-control" (as defined in the employment agreements), the employee shall immediately be paid his accrued salary, bonus and other benefits provided under the employment agreement. In addition, Employee shall be paid as severance compensation three times his annual salary in equal monthly installments through the remaining term of the employment agreement and an amount equal to his average annual bonus for the two years immediately preceding the termination. The officer may elect to receive from the Company his severance payment (calculated as provided above) in a lump sum. Notwithstanding the foregoing, the Company is not required to pay the officer any amount which is not deductible for federal income tax purposes.


         Under the agreements, the employees may not, during the term of the agreement and for a period of 36 months thereafter, directly or indirectly, unless the employee is terminated without cause, (i) operate, develop or own any interest, other than the ownership of less than 5% of the equity securities of a publicly traded company, in any business which has significant (viewed in relation to the business of the Company) activities relating to the ownership, management or operation of, or consultation regarding, the manufacture of furniture or related businesses (a "Furniture Manufacturer"); (ii) compete with the Company or its subsidiaries and affiliates in the operation or development of any Furniture Manufacturer within the continental United States; (iii) be employed by or consult with any Furniture Manufacturer; (iv) interfere with any past, present or prospective relationship between the Company and any customer, client, employee or supplier or (v) solicit any employee of the Company to leave their employment with the Company or hire any such employee to work for a Furniture Manufacturer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Keenum, a member of the Compensation Committee, serves as Secretary of the Company but is not compensated in such capacity. There are no other relationships among the Company's executive officers and any entity affiliated with any of the members of the Compensation Committee that require disclosure under applicable rules promulgated by the Securities and Exchange Commission (the "Commission").

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         This report is submitted by the Compensation Committee pursuant to rules established by the Commission with respect to compensation policies applicable to the Company's executive officers and with respect to the basis for Mr. Simons' compensation as Chief Executive Officer for 1996. The Compensation Committee is responsible for establishing and administering the Company's executive compensation philosophy, policies and programs. Each member of the current Compensation Committee is an outside director, except for Mr. Keenum, who is Secretary of the Company.

COMPENSATION PHILOSOPHY.

         The Compensation Committee believes that, while familiar indicators of success such as stock price and earnings per share are important, there are numerous criteria to evaluate in assessing the skill with which the executive officers are performing their duties. The Company's executive compensation policies are designed to motivate and retain senior management by providing levels of compensation which relate to past and anticipated individual and Company performance and to base a portion of each executive officer's compensation package on the financial performance of the Company in the form of bonuses tied to financial performance and the granting of stock options. The compensation policies and programs utilized by the Compensation Committee generally consist of (i) tying total compensation to the Company's performance,
(ii) aligning base salary and bonus amounts for the Company's executive officers with annual compensation paid to executive officers of companies comparable in size and performance to the Company, and (iii) providing long-term compensation in the form of stock options to encourage the executive officers to increase shareholder value. The compensation program of the Company currently consists of
(i) base salary and annual incentive compensation in the form of cash bonuses and (ii) long-term compensation in the form of stock options.

         During 1996, the Compensation Committee commissioned a comparative analysis of the compensation paid to the Company's executive officers in 1995 with the compensation paid to executive officers of a peer group of 10 furniture manufacturers and retailers of either a similar size or with similar financial performance as the Company. The analysis of the peer group compared salary, bonus and other non-stock compensation on a dollar-for-dollar basis and as a percentage of revenues, operating income, earnings before interest and taxes and earnings before interest, taxes, depreciation and amortization. The Company utilized the comparative data in establishing the bonuses paid and stock options granted to the Company's executive officers in 1996 and intends to use it in the future for all forms of compensation.

         The Compensation Committee intends to structure future compensation so that executive compensation paid by the Company is fully deductible in accordance with Section 162(m) of the Internal Revenue Code of 1986, as amended.
Section 162(m), which was enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to certain executive officers unless certain conditions are met.

         Salary. Pursuant to each executive's employment agreement, the Compensation Committee determines increases in compensation on an annual basis. The Compensation Committee's policy in determining the appropriate annual salary for executives is to consider the executive's contribution to the success of the Company and the amount of responsibility vested in the executive's position. In establishing the base salaries of the Company's executive officers for 1996, the Compensation Committee made a subjective determination that the salaries of the executive officers should remain unchanged from their 1995 levels.

         Performance Bonus. The Compensation Committee believes that a portion of executive compensation should be "at risk." The Compensation Committee believes that the performance bonus motivates the executives to increase the Company's revenues and net income, which should result in increased shareholder value. The performance bonus is subjective, but the Compensation Committee considers the performance of the Company during the year, especially with respect to the benchmarks set forth above. In determining the performance bonuses for 1996, the Compensation Committee emphasized the 11.5% decrease in sales and an 871.7% decrease in net income because of the Compensation Committee's belief that the executive officers performed admirably in the face of difficult market conditions and that the decrease in net income was primarily attributable to factors beyond the control of the Company's executive officers. The Compensation Committee also considered the additional duties of the Company's executive officers in managing the Company as a result of the resignation of a key employee, the death of the Company's best salesman, the reorganization of a key division, the implementation of new information systems and difficult conditions in the furniture market as a whole. No specific relative weighting of these factors was used.

         The amount earned under the performance bonus by each Named Executive Officer in 1993, 1994, 1995 and 1996 is as follows:



                                    1993     1994     1995     1996
                                    ----     ----     ----     ----
Stephen L. Simons                  $11,000  $50,000  $66,667    --
John D. Nail                        15,000      --    66,667    --
Johnny C. Walker                        --      --    66,667    --

         Stock Options. The Company's long-term compensation strategy includes the grant of stock options, which the Compensation Committee believes rewards the executives for their efforts to improve long-term stock performance. Additionally, the grants are intended to align the financial interests of management with those of the Company's shareholders. In awarding the stock options to the executives in 1996, the Compensation Committee considered the same subjective factors as set forth above with respect to salary. The size of the option grants, which was subjectively determined, was slightly smaller than the size of previous grants. In determining the size of the grants, the Compensation Committee attempted to provide the executive officers with an opportunity for significant long-term compensation, the scope of which is entirely dependent upon the improvement in the Company's long-term stock performance. In this manner, the Compensation Committee also attempted to induce the executive officers to continue their service with the Company in a difficult furniture market.

         Chief Executive Officer's Compensation. Pursuant to Mr. Simons' employment agreement, the Compensation Committee determines increases in Mr. Simons' compensation on an annual basis. In establishing the compensation for Mr. Simons for 1995, the same approach applicable to all executive officers was utilized. In establishing Mr. Simons' base salary for 1996, the Compensation Committee made a subjective determination based upon the Company's revenues and net income from 1994 to 1995 and the corresponding increase in Mr. Simons' management duties. Mr. Simons' salary for 1996 represented an 11% decrease from his salary for 1995.

         In establishing Mr. Simons' bonus and grant of stock options for 1996, the Compensation Committee made a subjective determination based on the factors generally applicable to all executive officers. Although no specific relative weighting of these factors was used, the Compensation Committee emphasized the additional sales duties that Mr. Simons assumed as a result of the death of the Company's leading salesman and the resignation of the Company's Senior Vice President of Marketing and Sales in the second and third quarters, respectively, of 1996.


                                    Compensation Committee:

                                             John B. Apple
                                             A. Douglas Jumper, Sr.
                                             Thomas D. Keenum, Sr.

COMPENSATION OF DIRECTORS

         Directors not otherwise employed by the Company receive an annual fee of $10,000, $750 plus expenses for each quarterly meeting of the Board of Directors attended and $250 plus expenses for each quarterly committee meeting attended. In addition, non-employee Directors are entitled to receive options pursuant to the Director Plan. The Director Plan provides for the granting of non-qualified stock options to each Director of the Company who is not also either an employee or officer of the Company (a "Non-Employee Director"). The material features of the Director Plan are described below.

         The Director Plan authorizes the issuance of up to 50,000 shares of Common Stock pursuant to options having an exercise price equal to the fair market value of the Common Stock on the date the options are granted. The Director Plan contains provisions providing for adjustment of the number of shares available for option and subject to unexercised options in the event of stock splits, dividends payable in Common Stock, business combinations or certain other events.

         The Director Plan provides for the grant on January 1 of each year (the "Grant Date") of options to purchase 500 shares to each Non-Employee Director serving the Company on the Grant Date. The price at which each share of Common Stock covered by an option may be purchased upon exercise of such option is the fair market value of the share on the Grant Date of such option. On October 1, 1997, the fair market value of a share of Common Stock subject to the options was $2.00.

         On January 1,1996, the Company granted options to purchase an aggregate of 2,500 shares of Common Stock under the Director Plan at an exercise price per share of $6.25, the fair market value, as described above, of the Common Stock on January 1, 1996, the last trading date prior to the Grant Date. Messrs. Apple, Franks, Jumper, Murphy and Turner, the Non-Employee Directors on such date, were each granted options to purchase 500 shares.


COMPARATIVE PERFORMANCE GRAPH

         The Commission requires the Company to include a line graph which compares the yearly percentage change in cumulative total shareholder return on the Company's Common Stock with (a) the performance of a broad equity market indicator, and (b) the performance of a published industry index or peer group. The following graph compares the yearly percentage change in the return on the Company's Common Stock since the Company's initial public offering with the cumulative total return on the CRSP Index for Nasdaq Stock Market Companies and the CRSP Index for NYSE/AMEX/Nasdaq furniture and fixture companies. The graph assumes the investment on August 27, 1993 of $100 in the Company's Common Stock and that all dividends were reinvested at the time they were paid.

                                    8/27/93           12/31/93          12/21/94          12/31/95          12/31/96
                                    -------           --------          --------          --------          --------
OAKS                                $100.00           $107.81           $ 71.87           $ 39.06           $ 19.53
Nasdaq market                       $100.00           $106.36           $103.97           $147.03           $180.85
Peer Group                          $100.00           $112.83           $ 94.60           $119.10           $154.48

                                       32

ITEM    12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares held beneficially, directly or indirectly, as of October 1, 1997, by (i) all holders of more than 5% of the Company's Common Stock, (ii) all Directors and nominees for Director,
(iii) the Company's Chief Executive Officer and the two other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1996 (these three executive officers being hereinafter referred to as the "Named Executive Officers") and (iv) all Directors and executive officers as a group, together with the percentage of the outstanding shares which such ownership represents.

NAME AND ADDRESS                                            AMOUNT AND NATURE
OF BENEFICIAL OWNER                                     OF BENEFICIAL OWNERSHIP (1)               PERCENT OF CLASS (2)
-------------------                                     ---------------------------               --------------------
Stephen L. Simons (3) ............................                   616,280                           10.9%
John D. Nail (3) .................................                   370,400                            6.6%
Johnny C. Walker (3) .............................                    73,500                            1.3%
Thomas D. Keenum, Sr .............................                   368,020                            6.6%
A. Douglas Jumper, Sr. (3) .......................                   460,020                            8.2%
Don D. Murphy (3) ................................                   373,020                            6.7%
John B. Apple ....................................                     8,995                              *
R. Gerald Turner (3) .............................                     8,495                              *
James T. Boone (3) ...............................                    16,000                              *
Franklin Resources, Inc. (5) .....................                   394,600                            7.0%
Pioneering Management Corp. (6) ..................                   460,000                            8.2%
All directors and executive officers as a group (9
    persons) .....................................                 3,149,330                           56.0%

-------------------------------------
*        Indicates less than 1% ownership
(1) Beneficial ownership is deemed to include shares of the Company's Common Stock which an individual has a right to acquire within 60 days of the date of this Proxy Statement upon the exercise of options. The table includes options granted under the Company's Director Plan and 1993 Incentive Stock Plan. These shares are deemed to be outstanding for the purposes of computing the percentage ownership of that individual but are not deemed outstanding for the purposes of computing the percentage of any other person. Unless otherwise noted in the following footnotes, the persons as to whom information is given has sole voting and investment power over the shares of Common Stock shown as beneficially owned.
(2)      Computation based upon 5,605,641 shares outstanding on October 1, 1997.
(3) The address for Messrs. Simons, Nail, Keenum, Jumper, and Murphy is 3350 McCullough Boulevard, Belden, Mississippi 38826.
(4) Includes 27,500 shares held by the Thomas D. Keenum, Jr. Trust, of which Mr. Keenum, Sr. serves as trustee.
(5) According to a Form 13G filed with the Commission on February 12, 1997, Franklin Resources, Inc. reported ownership of the shares listed in the foregoing table.
(6) According to a Form 13G filed with the Commission on January 28, 1996, Pioneering Management Corporation reported ownership of the shares listed in the foregoing table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         S&J Steel Builders, Inc. ("S&J"), which is 50% owned by Mr. Jumper, a shareholder and director of the Company, has constructed substantially all of the Company's facilities in Mississippi. Each contract between S&J and the Company is on a cost plus 7.5% basis. The amounts paid to S&J for the construction of such facilities was $4,900,000 for the year ended December 31, 1996.

         On May 6, 1996, the Company entered into two promissory notes in the amounts of $5,650,000 and $100,000, respectively, with the Bank of Mississippi (the "BOM Construction Loans") which replaced previous promissory notes to the Bank of Mississippi in the combined amount of $5,250,000. The proceeds of the BOM Construction Loans have been used for construction of a centralized fabric storage, cutting and distribution center. The BOM Construction Loans are secured by the land and the building constructed thereon, all office furniture located at the facility, and, at the option of the Bank of Mississippi, the Company's deposits on hand at the bank. The BOM Construction Loans mature on May 6, 2001 and May 1, 1997, respectively and bear interest at the prime rate as established by the Bank of Mississippi (8.6% at September 30, 1997). The Loan that matured on May 1, 1997 was satisfied. At December 31, 1996, outstanding borrowings under the BOM Construction Loans were $5,474,000. Mr. Jumper is a member of the board of directors of BancorpSouth, Inc., the parent of the Bank of Mississippi.

         Mr. Keenum, a shareholder, director and officer of the Company, is a partner with the law firm of Keenum and Tutor, P.A., which has performed certain legal services for the Company. Fees paid to the firm by the Company were less than 5% of the firm's gross revenues for its last full fiscal year.

         On September 29, 1995, the Company purchased its manufacturing facility in New Albany, Mississippi for $3,380,000 from Four Star Realty, Inc. ("Four Star"), a company whose shareholders include Messrs. Keenum, Sr., Jumper, Sr. and Murphy, each of whom is a director of the Company. Concurrently therewith, the Company sold one of its facilities in Pontotoc, Mississippi to Four Star for $1,425,000. The purchase price for each facility was based upon independent appraisals.

         On February 26, 1996, the Company entered into a promissory note in the amount of $82,500 with Johnny C. Walker, the Chief Operating Officer, Chief Financial Officer and a Director of the Company. Mr. Walker used the proceeds of this loan to purchase 22,000 shares of the Company's common stock from the Company at $3.75 per share. The loan matured on February 26, 1997, bore interest at 8 1/4%, and was unsecured. On February 26, 1997, the Company and Mr. Walker entered into a promissory note bearing the same principal and interest rate. This loan will mature on February 26, 1998.

                                    Part IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS
         FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

         (1) CONSOLIDATED FINANCIAL STATEMENTS: See Item 8 herein.

             The Consolidated Financial Statements of the Company required to be included in Part II, Item 8, are indexed on Page A-1 and are submitted as a separate section of this report.

         (2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

             Report of Independent Certified Public
             Accountants.....................................A-4

             Schedule II - Valuation and Qualifying
             Accounts........................................S-2


             All other schedules are omitted, because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                           (3)        EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBITS
------   -----------------------
 2.1     Agreement and Plan of Merger, dated July 27, 1994, among the
         Registrant, R.O. East, Inc., Gaines Manufacturing Company, G.M.
         Acquisition Corp. ("GMAC") and the shareholders of GMAC (1).
 3.1     Restated Articles of Incorporation of Registrant (2).
 3.2     Bylaws of Registrant (2).
 4.1     Article 5 of the Restated Articles of Incorporation of Registrant
         (included in Exhibit 3.1) (2).
 4.2     Specimen of Common Stock certificate (2).
10.1     Employment Agreement, dated as of December 1, 1995, between Registrant and Stephen L. Simons (3).
10.2     Employment Agreement, dated as of December 1, 1995, between Registrant and John D. Nail (3).
10.3     Employment Agreement, dated as of December 1, 1995, between Registrant and John C. Walker (3).
10.4     Registrant's 1993 Incentive Stock Plan (2).
10.5     Registrant's 1993 Non-Qualified Stock Option Plan for Non-Employee
         Directors (2).
10.6     Master Lease Agreement dated as of February 28, 1992 between First
         Continental Leasing and Registrant (2).
10.7     $75,000 Promissory Note of Walter R. Billingsley, Jr. to Registrant,
         dated December 1, 1992 (2).
10.8     License Agreement between Symix Computer Systems, Inc. and Registrant, dated March 25, 1994 (4).
10.9     Lease Agreement, dated January 1, 1995, between San Francisco Mart and
         Registrant (5).
10.10    $2,500,000 Construction/Term Loan, dated June 6, 1995, between
         Registrant and Bank of Mississippi (6).
10.11    $4,800,000 Construction/Term Note, dated August 11, 1995, between
         Registrant and Bank of Mississippi (7).
10.12    $45,000,000 Credit Facility, dated July 25, 1995, between Registrant and CIT Group/BCC, Inc. (7).
10.13    $6,000,000 Term Loan, dated July 25, 1995, between Registrant and CIT
         Group/BCC, Inc. (7).
10.14    $5,000,000 Capital Expenditure Line of Credit, dated September 26,
         1995, between Registrant and Deposit Guaranty National Bank (7).
10.15    $2,000,000 Real Estate Loan, dated September 29, 1995, between
         Registrant and Deposit Guaranty National Bank (7).
10.16    Lease Agreement, dated March 1, 1995, between Market Square Limited
         Partnership and Gaines Manufacturing Company (3).
10.17    Lease Agreement, dated October 18, 1995, between Market Square Limited
         Partnership and Registrant (3).
10.18    Lease Agreement, dated January 1, 1996, between San Francisco Furniture
         Mart and Registrant (3).
10.19    $450,000 Master Promissory Note, dated December 12, 1995, between Bank of Mississippi and Registrant (3).
10.20    $4,800,000 Master Promissory Note, dated December 12, 1995, between
         Bank of Mississippi and Registrant (3).


EXHIBIT
NUMBER   DESCRIPTION OF EXHIBITS
------   -----------------------
10.21    Revolving Credit and Term Loan Agreement by and among the Registrant,
         BNY Financial Corporation, and other parties, dated July 26, 1996 (8).
10.22    Term Note in the principal amount of $9,000,000 dated as of July 26,
         1996 by the Registrant in favor of BNY Financial Corporation, as Agent
         (8).
10.23    Revolving Note in the maximum principal amount of $42,000,000 dated as of July 26, 1996 by the Registrant in favor of BNY Financial
         Corporation, as Agent (8).
10.24    Factoring Agreement dated July 26, 1996 between the Registrant and BNY
         Financial Corporation (8).
10.25    Security Agreement dated as of July 26, 1996 by the Registrant in favor of BNY Financial Corporation, as Agent (8).
10.26    $5,650,000 construction/term loan agreement between the Registrant and the Bank of Mississippi (9).
10.27    $100,000 construction/term loan agreement between the Registrant and the Bank of Mississippi (9).
16.1     Letter dated June 17, 1997 from BDO Seidman, LLP to the Securities and
         Exchange Commission (10).
21.1     Subsidiaries of Registrant (10).
27.1     Financial Data Schedule (for SEC use only) (11).

-----------------
(1) Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K dated August 2, 1994, File No. 0-22188.
(2) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1, Registration No. 33-65066.
(3) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-22188.
(4) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-22188.
(5) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-22188.
(6) Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995, File No. 0-22188.
(7) Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, File No. 0-22188.
(8) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1996.
(9) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
(10) Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K dated August 2, 1994, File No. 0-22188.

(11)     Filed herewith.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

         The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

EXHIBIT
NUMBER   EXHIBIT
-------  -------
10.1     Employment Agreement, dated as of December 1, 1995, between Registrant and Stephen L. Simons (1).
10.2     Employment Agreement, dated as of December 1, 1995, between Registrant and John D. Nail (1).
10.3     Employment Agreement, dated as of December 1, 1995, between Registrant and John C. Walker (1).
10.4     Registrant's 1993 Incentive Stock Plan (2).
10.5     Registrant's 1993 Non-Qualified Stock Option Plan for Non-Employee
         Directors (2).


-------------------
(1) Incorporated by reference to exhibits filed with the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-22188.
(2) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1, Registration No. 33-65066.

(b)      Reports on Form 8-K

         No Current Reports on Form 8-K were filed by the Company during the reporting period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             RIVER OAKS FURNITURE, INC.


                                             By:  /s/ Stephen L. Simons
                                                 ------------------------------
                                                   Stephen L. Simons
                                                   Chairman of the Board and
                                                   Chief Executive Officer

Date:  October 15, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates INDICATED.

NAME                                         TITLE(S)                                              DATE
----                                         -------                                               ----
/s/ Stephen L. Simons                Chairman of the Board and Chief                       October 15, 1997
-----------------------------       Executive Officer; Director (principal
Stephen L. Simons                             executive officer)


/s/ John D. Nail                           President; Director                             October 15, 1997
-----------------------------
John D. Nail

/s/ John C. Walker                      Chief Operating Officer and Chief                  October 15, 1997
-----------------------------         Financial Officer; Director (principal
John C. Walker                         financial and accounting officer)


/s/ Thomas D. Keenum, Sr.            Secretary, General Counsel; Director                  October 15, 1997
-----------------------------
Thomas D. Keenum, Sr.

/s/ Don D. Murphy                              Director                                    October 15, 1997
-----------------------------
Don D. Murphy


/s/ A. Douglas Jumper, Sr.                     Director                                    October 15, 1997
-----------------------------
A. Douglas Jumper, Sr.


/s/ John B. Apple                              Director                                    October 15, 1997
-----------------------------
John B. Apple

/s/ R. Gerald Turner                           Director                                    October 15, 1997
-----------------------------
R. Gerald Turner


/s/ James T. Boone                             Director                                    October 15, 1997
-----------------------------
James T. Boone


                  RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                        Page
                                                                                                                        ----
         Report of Independent Certified Public Accountants..............................................................A-4
         Consolidated Balance Sheets.....................................................................................A-5
         Consolidated Statements of Income...............................................................................A-7
         Consolidated Statements of Shareholders' Equity.................................................................A-8
         Consolidated Statements of Cash Flows...........................................................................A-9
         Notes to Consolidated Financial Statements......................................................................A-10


                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES

                               Belden, Mississippi

                          Audited Financial Statements

                  Years Ended December 31, 1996, 1995 and 1994

                                    CONTENTS





                                                                    Pages
                                                                    -----
Independent Auditor's Report                                          1



Consolidated Balance Sheets                                           2



Consolidated Statements of Operations                                 3



Consolidated Statements of Shareholders' Equity                       4



Consolidated Statements of Cash Flows                                 5



Notes to Consolidated Financial Statements                       6 - 24



Independent Auditor's Report on Supplemental
Information                                                          25



Schedule II - Valuation and Qualifying Accounts                      26

                       [HORNE C.P.A. GROUP LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT





Board of Directors
River Oaks Furniture, Inc.
  and Subsidiaries
Belden, Mississippi


We have audited the accompanying consolidated balance sheets of River Oaks Furniture, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of River Oaks Furniture, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                /s/ Horne CPA Group

Jackson, Mississippi
September 27, 1997, except for litigation disclosure in note 13 as to which the date is October 6, 1997

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995
                      (In Thousands, Except Share Amounts)



                                                    Assets


                                                                            (RESTATED)
                                                                  1996         1995
                                                                -------     ----------
Current Assets
  Cash and cash equivalents                                     $   218      $   499
  Accounts receivable, net (Notes 2, 5 and 10)                    5,961        6,568
  Income tax refund claim receivable (Note 7)                     3,415        1,114
  Inventories (Notes 3 and 5)                                    19,565       20,682
  Prepaid expenses and other                                        811          483
  Deferred income taxes (Note 7)                                    719        1,823
                                                                -------      -------

     Total Current Assets                                        30,689       31,169
                                                                -------      -------

Property and equipment, less accumulated depreciation
  (Notes 4, 5, 12 and 13)                                        29,895       28,413
                                                                -------      -------

Other assets, including unamortized costs in excess of
  net assets acquired of $6,380 and $6,550 (Note 6)               6,403        7,085
Deferred income taxes (Note 7)                                      306         --
Idle property (Note 4)                                            1,105         --
                                                                -------      -------





     Total Long-Term Assets                                       7,814        7,085
                                                                -------      -------

     Total Assets                                               $68,398      $66,667
                                                                =======      =======


See accompanying notes.

                      Liabilities and Shareholders' Equity


                                                                                   (RESTATED)
                                                                       1996          1995
                                                                     -------       -------
Current Liabilities
  Current maturities of long-term debt (Note 5)                      $ 1,993       $ 1,845
  Accounts payable                                                    12,511         9,660
  Accrued expenses                                                     1,066         1,431
                                                                     -------       -------




     Total Current Liabilities                                        15,570        12,936

Deferred income taxes (Note 7)                                          --             335

Long-term debt, less current maturities (Note 5)                      24,574        24,050

Litigation award (Note 13)                                             2,439          --
                                                                     -------       -------

     Total Liabilities                                                42,583        37,321
                                                                     -------       -------

Commitments and contingencies (Notes 4 and 13)

Shareholders' Equity
  Preferred stock, $.10 par value, 5,000,000 shares
    authorized; no shares issued                                        --            --
  Common stock, $.10 par value, 20,000,000 shares
    authorized; 5,608,141 shares issued  (Note 9)                        561           531
  Additional paid-in capital                                          24,345        24,281
  Retained earnings                                                    1,203         4,729
  Notes receivable from shareholders                                    (262)         (163)
  Treasury stock, at cost, 2,500 shares                                  (32)          (32)
                                                                     -------       -------

     Total Shareholders' Equity                                       25,815        29,346
                                                                     -------       -------

     Total Liabilities and Shareholders' Equity                      $68,398       $66,667
                                                                     =======       =======

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 1996, 1995 and 1994
                      (In Thousands, Except Share Amounts)




                                                                         (RESTATED)
                                                      1996          1995            1994
                                                   ---------      ---------      ---------
Net Sales (Note 10)                                $ 124,686      $ 140,833      $ 106,961
Cost of Sales                                        110,835        123,183         89,792
                                                   ---------      ---------      ---------
     Gross Profit                                     13,851         17,650         17,169
                                                   ---------      ---------      ---------
Operating Expenses
  Selling                                              7,275          7,609          5,290
  General and administrative                           7,370          7,398          4,337
                                                   ---------      ---------      ---------
     Total Operating Expenses                         14,645         15,007          9,627
                                                   ---------      ---------      ---------
     Income (Loss) from Operations                      (794)         2,643          7,542
                                                   ---------      ---------      ---------
Other Income (Expense)
  Litigation award (Note 13)                          (1,357)          --             --
  Interest expense                                    (3,888)        (3,180)        (1,777)
  Other income                                            42             14             85
                                                   ---------      ---------      ---------
       Total Other Expense                            (5,203)        (3,166)        (1,692)
                                                   ---------      ---------      ---------
       Income (Loss) Before Income Taxes              (5,997)          (523)         5,850
Income Taxes (Benefit) (Note 7)                       (2,750)          (194)         1,940
                                                   ---------      ---------      ---------
       Income (Loss) before Extraordinary Item        (3,247)          (329)         3,910
Extraordinary Item, Net (Note 13)                       (279)          --             --
                                                   ---------      ---------      ---------
       Net Income (Loss)                           $  (3,526)     $    (329)     $   3,910
                                                   =========      =========      =========
Income (Loss) Per Common Share
  Income (loss) per share before
     extraordinary item                            $    (.63)     $    (.06)     $     .78
  Extraordinary item, net                               (.05)          --             --
                                                   ---------      ---------      ---------
     Income (Loss) Per Common Share                $    (.68)     $    (.06)     $     .78
                                                   =========      =========      =========
Weighted Average Common Shares and
  Share Equivalents Outstanding                        5,562          5,306          5,029
                                                   =========      =========      =========




See accompanying notes.

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 1996, 1995 and 1994
                                 (In Thousands)



                                                                                    NOTES
                                       COMMON STOCK       ADDITIONAL              RECEIVABLE
                                      ---------------     PAID-IN      RETAINED      FROM      TREASURY
                                      SHARES   AMOUNT     CAPITAL      EARNINGS   SHAREHOLDERS  STOCK      TOTAL
                                      ------   ------    -----------   --------   ------------ --------   --------
Balance, December 31, 1993,
  As Previously Reported              4,825     $483     $ 19,784      $ 1,352      $(153)     $--       $ 21,466

  Prior period
adjustment for
    write-off of unrecorded
    receivables, net (Note 8)          --        --        (2,146)        (204)      --         --         (2,350)
                                      -----     ----     --------      -------      -----      ----      --------

Balance, December 31, 1993,
  As Restated                         4,825      483       17,638        1,148       (153)      --         19,116

  Issuance of common stock              483       48        6,643         --         --         --          6,691
  Net income                           --        --          --          3,910       --         --          3,910
  Additions to shareholder notes       --        --          --           --          (10)      --            (10)
  Purchase of treasury stock           --        --          --           --         --         (32)          (32)
                                      -----     ----     --------      -------      -----      ----      --------

Balance, December 31, 1994            5,308      531       24,281        5,058       (163)      (32)       29,675

  Net loss                             --        --          --           (329)      --         --           (329)
                                      -----     ----     --------      -------      -----      ----      --------
Balance, December 31, 1995            5,308      531       24,281        4,729       (163)      (32)       29,346

  Issuance of common stock              300       30        1,101         --         --         --          1,131

  Net loss                             --        --          --         (3,526)      --         --         (3,526)
  Adjustment for litigation award
    (Note 13)                          --        --        (1,082)        --         --         --         (1,082)
  Additions to shareholder notes       --        --            45         --          (99)      --            (54)
                                      -----     ----     --------      -------      -----      ----      --------

Balance, December 31, 1996            5,608     $561     $ 24,345      $ 1,203      $(262)     $(32)     $ 25,815
                                      =====     ====     ========      =======      =====      ====      ========





See accompanying notes.

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1996, 1995 and 1994
                                 (In Thousands)


                                                                           (RESTATED)
                                                          1996         1995          1994
                                                        -------      --------      --------
Cash Flows from Operating Activities
  Net income (loss)                                     $(3,526)     $   (329)     $  3,910
  Depreciation                                            1,569         1,186           814
  Amortization                                              671           500           105
  Deferred income taxes                                     463          (865)         (462)
  Litigation award                                        1,357          --            --
  Other                                                     200          --              49
  Changes in operating assets and liabilities
    Accounts receivable                                     607         5,183        (3,185)
    Inventories                                           1,117        (3,878)       (7,271)
    Prepaid expenses and other                             (328)          404        (1,075)
    Accounts payable and accrued expenses                 2,486          (693)        2,834
    Income taxes payable or refundable                   (2,301)       (1,149)         (259)
                                                        -------      --------      --------
          Net Cash Provided by (Used by)
            Operating Activities                          2,315           359        (4,540)
                                                        -------      --------      --------
Cash Flows from Investing Activities
  Purchase of property and equipment                     (4,164)      (12,815)       (5,915)
  Proceeds on sale of property and equipment                 32         1,456          --
  Sales of trading securities                              --            --           3,879
  Purchase of business, net of cash acquired               --            --          (2,914)
                                                        -------      --------      --------
          Net Cash Used by Investing Activities          (4,132)      (11,359)       (4,950)
                                                        -------      --------      --------
Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt                9,100         8,000          --
  Net proceeds (payments) from borrowings under
    revolving lines of credit                            (1,724)       19,060        15,000
  Principal payments on long-term debt                   (6,703)      (16,388)       (5,550)
  Proceed from issuance of stock                          1,131          --            --
  Other                                                    (268)         (208)          (46)
                                                        -------      --------      --------
          Net Cash Provided by Financing Activities       1,536        10,464         9,404
                                                        -------      --------      --------
          Net Decrease in Cash and Cash
            Equivalents                                    (281)         (536)          (86)
Cash and Cash Equivalents, Beginning                        499         1,035         1,121
                                                        -------      --------      --------
Cash and Cash Equivalents, Ending                       $   218      $    499      $  1,035
                                                        =======      ========      ========




See accompanying notes.

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

-        Organization and Business:

                  River Oaks Furniture, Inc. (the "Company") was incorporated in Mississippi in 1987. The Company and its subsidiaries, Gaines Manufacturing Company (acquired August 1994) and R. O. West, Inc. (formed May 1994), are engaged in the design, manufacture and sale of moderately priced upholstered stationary furniture primarily to retail furniture and department stores throughout the United States. The Company operates four production facilities in Mississippi, one production facility in Tennessee, and one production facility in California.

-        Principles of Consolidation:

                  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions are eliminated in consolidation.

-        Use of Estimates:

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

-        Trading Securities:

                  Debt and equity securities purchased with the intent of being sold in the near term are classified as "trading securities" and reported at estimated fair value, with unrealized gains and losses being included in earnings. There were no trading securities during 1996 and 1995. Net losses of $69,000 were realized in 1994 on the sale of all trading securities.

-        Inventories:

                  Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements





NOTE 1:  (CONTINUED)

-        Property, Equipment, Depreciation and Amortization:

                  Property and equipment are stated at cost and include interest on funds borrowed to finance construction of certain long-term assets. Capitalized interest was $376,000 and $402,000 in 1996 and 1995, respectively. For financial reporting purposes depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

                                                                      YEARS
                                                                      -----
                       Buildings and improvements                       40
                       Machinery and equipment                         3 - 7
                       Furniture and fixtures                          3 - 7
                       Trucks                                          3 - 5

                 For income tax purposes, depreciation is computed primarily using accelerated methods.

-        Costs in Excess of Net Assets Acquired:

                 Costs in excess of net assets acquired (1996, $6,380,000 and 1995, $6,550,000) are amortized over 40 years on the straight-line basis. Accumulated amortization as of December 31, 1996 and 1995 is $412,000 and $242,000, respectively. The Company continually evaluates these assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. Should any such impairment be found to exist, the related assets will be written down to fair value. No impairment losses have been necessary through December 31, 1996.

-        Revenue Recognition:

                  Sales are recognized upon shipment of products. Allowances for estimated advertising costs are provided when sales are recorded.

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



NOTE 1:  (CONTINUED)

-        Income Taxes:

                 Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

-        Statement of Cash Flows:

                  For purposes of this statement, cash equivalents include cash on hand and bank checking and money market accounts and other highly liquid debt securities with original maturities of 90 days or less.

-        Recently Issued Accounting Standards:

                  Statement of Financial Accounting Standards No. 128, "Accounting for Earnings per Share" ("FAS 128"), issued by the FASB is effective for financial statements issued for periods ending after December 15, 1997. The new statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly-held common stock. This standard simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. The Company does not expect adoption to have a material effect on its financial position or results of operations.

                  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," issued by the FASB is effective for years beginning after December 15, 1997. The new statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not expect adoption to have a material effect on its financial position or results of operations.

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




NOTE 1:  (CONTINUED)

                 Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued by the FASB is effective for years beginning after December 15, 1997. The new statement establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company does not expect adoption to have a material effect on its financial position or results of operations.


NOTE 2:  ACCOUNTS RECEIVABLE AND FACTORING AGREEMENT

         Accounts receivable consists of the following:

                                           (IN THOUSANDS)
                                                     RESTATED
                                         1996         1995
                                       -------      -------
Due from factor                        $ 1,767      $ 3,629
Nonfactored trade receivables            3,516        2,163
Insurance claims                           630          593
Commission advances and other            1,364          890
                                       -------      -------
                                         7,277        7,275
Less allowance for possible losses      (1,316)        (707)
                                       -------      -------
     Total                             $ 5,961      $ 6,568
                                       =======      =======

         The Company factors, without recourse as to credit losses, most of its customer accounts receivable. Under the terms of the factor agreement, the Company receives advances prior to the due dates of the factored invoices. Such advances, which may equal up to 90 percent of the factored receivables through July 25, 1996, and 95 percent through the remainder of 1996, bear interest at LIBOR plus 160 basis points. Amounts factored with recourse amounted to $1,121,000 and $1,476,000 at December 31, 1996 and 1995, respectively.

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




NOTE 3:  INVENTORIES

         Inventories are summarized as follows:

                                                (IN THOUSANDS)
                                              1996          1995
                                            -------      -------
     Finished products                      $ 3,800      $ 3,377
     Work-in-process                          3,934        4,634
     Raw materials                           11,831       12,671
                                            -------      -------

          Total                             $19,565      $20,682
                                            =======      =======


NOTE 4:  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                (IN THOUSANDS)
                                               1996         1995
                                             -------      -------
      Land                                   $ 1,566      $ 1,566
      Buildings and improvements              20,246       13,940
      Machinery and equipment                  6,066        5,731
      Furniture and fixtures                   1,389        1,180
      Trucks                                      29           25
      Construction in progress                 5,041        9,020
                                             -------      -------
                                              34,337       31,462
      Less accumulated depreciation            4,442        3,049
                                             -------      -------

           Total                             $29,895      $28,413
                                             =======      =======

         During the first quarter of 1996, the Company reorganized its manufacturing process, effectively reducing the required square footage needs in the Mississippi operation. As a result of these changes, the Company made a decision in the fourth quarter of 1996 to idle its facility in Pontotoc, Mississippi. The Company plans to dispose of this facility which has a carrying value of approximately $1,105,000. The estimated sales value, net of related costs to sell, approximates carrying value. The facility is classified as a non-current asset at December 31, 1996, as management does not expect it to sell during 1997.

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




NOTE 5:  LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 1996 and 1995:

                                                                           (IN THOUSANDS)
                                                                          1996        1995
                                                                        -------     -------
             BNY Financial Corporation line of credit                   $ 9,853     $  --

             BNY Financial Corporation term loan                          8,632        --

             The CIT Group/Commercial Services, Inc. line of credit        --        12,564

             The CIT Group/Commercial Services, Inc. term loan             --         5,786

             Deposit Guaranty National Bank real estate loan              1,845       1,980

             Deposit Guaranty National Bank equipment loan                  721         810

             Bank of Mississippi term loan                                5,474       4,663

             Other                                                           42          92
                                                                        -------     -------
                                                                         26,567      25,895

                  Less current maturities                                 1,993       1,845
                                                                        -------     -------

                     Total Long-Term Debt                               $24,574     $24,050
                                                                        =======     =======

         In 1995, the Company established a $45,000,000 credit facility with its factor, The CIT Group/Commercial Services, Inc. ("CIT"). The credit facility was secured by substantially all the assets of the Company and its subsidiaries, excluding certain real property. This credit facility had a maturity date of July 31, 1998, with automatic annual renewals thereafter, subject to the lender's approval, and bore interest at LIBOR plus 160 basis points (7.3 percent as of December 31, 1995). At December 31, 1995, the outstanding balance under the line of credit portion of the facility was $12,564,000.

         A related term loan under The CIT agreement had a balance of $5,786,000 at December 31, 1995. The loan required quarterly payments of $214,000 through April 2000, with the remaining balance of $1,928,000 due July 2000. Interest was due monthly at LIBOR plus 210 basis points (7.8 percent as of December 31, 1995). The loan was secured by substantially all tangible assets of Gaines Manufacturing Company which had a net book value of $2,741,000 at December 31, 1995.

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements





NOTE 5:  (CONTINUED)

         In 1996, the Company entered into a Revolving Credit and Term Loan Agreement with BNY Financial Corporation ("BNYFC") and other lenders, which replaced the previous credit facility with CIT. The Credit Agreement with BNYFC and other lenders together with related agreements provides the Company and its direct and indirect subsidiaries with a $42,000,000 revolving credit facility (with a $3,000,000 overadvance sublimit), a $9,000,000 term loan, and certain factoring arrangements (collectively, the "BNYFC Facility"). Proceeds of the BNYFC were used to refinance the Company's indebtedness to CIT, with the CIT facility being terminated effective July 26, 1996. (Additional proceeds are available under the BNYFC Facility to the Company and its direct and indirect subsidiaires for working capital purposes, subject to the satisfaction of the terms and conditions established by the Financing Documents, including without limitation, compliance with borrowing base requirements). The BNYFC Facility is secured by substantially all of the Company's assets, excluding certain real property. At December 31, 1996, the outstanding balance under the line of credit of the facility was $9,853,000.

         Revolving loans under the Credit Facility bear interest at a floating rate per annum equal to 1.5 percent over the one month LIBOR (7 percent at December 31, 1996), subject to a 0.5 percent increase if any overadvances are outstanding for more than four days in any month.

         The term loan under the Credit Agreement bears interest at a floating rate equal to 2.5 percent over the one month LIBOR (8.0 percent at December 31, 1996), subject to a 0.5 percent reduction if the outstanding principal amount of the term loan is $7,000,000 or less and no default or event of default exists. Monthly principal payments of $107,143 are due through July 2001, with the remaining balance of $2,739,000 due at the same date. The net book value of assets securing this term loan is $29,895,000. At December 31, 1996, the outstanding balance under the term loan was $8,632,000.

         The BNYFC Facility terminates on July 26, 2000, subject to successive one year extensions thereafter unless notice of non-renewal is given by the Banks or the Company 90 days prior to the termination date. (The BNYFC Facility is subject to earlier termination at the option of the Banks upon the occurrence of certain "Events of Default" enumerated in the Loan Documents.)

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




NOTE 5:  (CONTINUED)

         The Financing Documents contain provisions that are customary for financing transactions of this type, including representations, warranties, conditions, covenants, and default provisions. Among other things, the Company is required to maintain profitability and certain consolidated financial ratios while the BNYFC Facility is in place, including ratios relating to tangible net worth, interest coverage, debt service coverage, indebtedness to tangible net worth, working capital, and the excess of current assets over current liabilities. At December 31, 1996, the Company was in default of certain of the above requirements, but BNYFC has since consented to a waiver of these violations through an amendment to the violated covenants. The amendment decreases the notice of non-renewal to 60 days prior to and effective as of the fourth anniversary of the Effective Date in any subsequent year. The Company agreed to promptly execute and deliver to BNYFC a second priority Deed of Trust, Security Agreement and Assignment of Leases with respect to the premises owned at 501 North Glenfield, New Albany, Mississippi.

         The Company has a $2,000,000 fully secured real estate loan with Deposit Guaranty National Bank which was utilized to purchase a new manufacturing facility in New Albany, Mississippi. The loan is secured by the building and land and matures on October 1, 2000. The loan requires monthly payments of $24,500, including interest at 8.1 percent through September 2000, with the remaining balance of $1,224,000 due October 2000, secured by land and buildings with a net book value of $3,232,000, purchased with the loan proceeds. Outstanding borrowings under this facility at December 31, 1996, were $1,845,000. At December 31, 1996, the Company was in default of the financial covenants for the Deposit Guaranty Real Estate Loan, but Deposit Guaranty National Bank has since consented to a waiver of these violations for the fiscal year ended December 31, 1996.

         In 1995, the Company obtained a $5,000,000 fully secured equipment line of credit with Deposit Guaranty National Bank. Outstanding borrowings, as well as the cost of equipment and machinery securing such borrowings, were $810,000 at December 31, 1995.

         In January 1996, the Company converted the balance of $810,000 to a term loan. This new fully secured term loan matures on January 1, 2003, and bears interest at 7.6 percent requiring monthly principal and interest payments of $12,500. The outstanding balance of the loan at year end was $721,000. At December 31, 1996, the Company was in default of the financial covenants for the loan, but Deposit Guaranty National Bank has since consented to a waiver of these violations for the fiscal year ended December 31, 1996.

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




NOTE 5:  (CONTINUED)

         In 1995, the Company established with the Bank of Mississippi two construction lines of credit in the amounts of $4,800,000 and $450,000. These loans were obtained to finance the construction of the new Belden, Mississippi facility and related purchases of office equipment. These construction loans, bearing interest at the bank's prime rate (8.5 percent at December 31, 1995), both matured on January 2, 1997. At December 31, 1995, the outstanding balance under these construction loans was $4,663,000.

         The above mentioned construction loans were converted on May 6, 1996, to a long-term and a short-term real estate loan that mature on May 6, 2001 (monthly $31,390), and May 1, 1997 (monthly $8,335), respectively. Both loans bear interest at the bank's prime rate (8.3 percent at December 31, 1996) and are secured by land, buildings and office equipment with a net book value of $7,270,000 at December 31, 1996. As of December 31, 1996, outstanding borrowings under the new long-term and short-term loans were $5,432,000 and $42,000, respectively (total $5,474,000). At December 31, 1996, the Company was in default of the financial covenants for the loans, but the Bank of Mississippi has since consented to a waiver of these violations for the fiscal year ended December 31, 1996.

         The aggregate maturities of long-term debt are as follows:

                  YEAR ENDING
                  DECEMBER 31,                              AMOUNT
                 -------------                              ------
                 1997                                      $ 1,993
                 1998                                        1,926
                 1999                                        1,948
                 2000                                       13,010
                 2001                                        7,547
                 Thereafter                                    143
                                                           -------

                       Total                               $26,567
                                                           =======

         Based on the borrowing rates currently available to the Company and its subsidiaries for financing arrangements with similar terms and average maturities, management believes the carrying value of long-term debt, as presented above, approximates its fair value.

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




NOTE 6:  ACQUISITION OF GMAC

         In August 1994, the Company acquired the outstanding stock of G.M. Acquisition (GMAC), the sole shareholder of Gaines Manufacturing Company. The acquisition of GMAC was accounted for using the purchase method and, accordingly, the assets and liabilities of GMAC were recorded at their fair values at the date of acquisition. Consideration paid consisted of (a) 475,415 shares of the Company's common stock valued at $6,584,000 and (b) the payment of $1,442,111 in cash to GMAC's lender. Transaction costs for advisory and professional fees were approximately $513,000. In addition, the Company assumed approximately $10,375,000 of existing liabilities of GMAC and Gaines. The cash portion of the Merger Consideration was financed under the Company's revolving line of credit. The results of operations of GMAC have been consolidated with the Company only since the date of acquisition.

         The following table represents summarized consolidated unaudited pro forma results of operations for the year ended December 31, 1994, as if the acquisition of GMAC had occurred at January 1, 1994. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if the acquisition had been effected on the date indicated or which may be obtained in the future:

Net sales (in thousands)                                                 $124,760
Pro forma net income (in thousands)                                         4,567
Pro forma net income per share                                                .95


NOTE 7:  INCOME TAXES/PRO FORMA INCOME TAXES

         The provision for income taxes charged to operations for the years ended December 31, 1996, 1995, and 1994, consists of the following:

                                               (IN THOUSANDS)
                                                       (RESTATED)
                                       1996        1995         1994
                                     -------      -------      -------
Current payable (benefit):
       Federal                       $(3,002)     $   610      $ 2,203
       State                            (211)          61          199
                                     -------      -------      -------
                                      (3,213)         671        2,402
                                     -------      -------      -------
     Deferred expense (benefit):
       Federal                         1,140         (778)        (159)
       State                            (677)         (87)        (303)
                                     -------      -------      -------
                                         463         (865)        (462)
                                     -------      -------      -------
     Taxes on income (benefit)       $(2,750)     $  (194)     $ 1,940
                                     =======      =======      =======

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



NOTE 7:  (CONTINUED)

         The following summary reconciles taxes on income at the federal statutory tax rate with the effective rate:

                                                                               (RESTATED)
                                                                   1996       1995      1994
                                                                   ----       ----      ----
Provision for federal income taxes
       at the statutory rate                                      (34.0)%    (34.0)%     34.0%
     Increase (decrease) due to:
       Non-deductible litigation claim                              7.7       --         --
       Deductible sales allowances                                (10.4)      --         --
       State income taxes, net of federal
         benefit                                                   (7.3)       1.8        2.3
       Other                                                       (1.9)      (4.9)      (3.1)
                                                                  -----      -----      -----

                                                                  (45.9)%    (37.1)%     33.2%
                                                                  =====      =====      =====


         The components of deferred income taxes are as follows:

                                                                  (IN THOUSANDS)
                                                                           RESTATED
                                                                           --------
                                                                  1996       1995
                                                                -------     -------
Deferred income tax assets
       Allowance for sale returns as restated                   $  --       $ 2,011
       State tax credit carryforwards                               776         971
       Inventory                                                    243         340
       Allowance for doubtful accounts                              444         262
       Loss carryforwards                                           696        --
       Contributions                                                 40        --
       Alternative minimum tax credit carryforwards                 220        --
                                                                -------     -------
                                                                  2,419       3,584
       Less valuation allowance                                    (659)     (1,432)
                                                                -------     -------
     Total deferred income tax assets                             1,760       2,152
                                                                -------     -------
     Deferred income tax liabilities
       Depreciation                                                (727)       (603)
       Other                                                         (8)        (61)
                                                                -------     -------
     Total deferred income tax liabilities                         (735)       (664)
                                                                -------     -------
     Total net deferred income tax assets                         1,025       1,488
     Less current deferred income tax assets                       (719)     (1,823)
                                                                -------     -------
     Long-term deferred income tax asset (liability)            $   306     $  (335)
                                                                =======     =======

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




NOTE 7:  (CONTINUED)

         Deferred tax assets are net of valuation allowances to reduce them to the amount that management estimates to be ultimately collectible. Total valuation allowances of $659,000 and $1,432,000 have been recognized for 1996 and 1995, respectively. Included in the allowances are the benefit of $1,471,000 and $1,176,000 of Mississippi Jobs Tax Credit carryforwards, which expire in varying amounts between 1997 and 2001. The other significant deferred tax asset is the prior period adjustment discussed in Note 8 to the financial statements.

         Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         Loss carryforwards for tax purposes as of December 31, 1996, have the following expiration date:


                                 EXPIRATION DATE           AMOUNT
                                 ---------------          --------
                                      2011                $706,000
                                                          ========

         The alternative minimum tax (AMT) credit carryforward of $220,000 may be carried forward indefinitely to reduce future regular federal income taxes payable.


NOTE 8:  ADJUSTMENT TO EARLIER FINANCIAL STATEMENTS

         The Company utilizes a factoring arrangement with a major financial institution to finance a large part of operations. This arrangement allows the Company to receive advances for a portion of the face amount of sales invoices. Arrangements are made for customers to remit payment directly to the factoring institution. On occasion the customer objects to certain charges on invoices and notifies the factoring institution and deducts such amounts from its payment. At that point the factoring institution reduces the factored receivables by the amount objected to (chargebacks), and the Company becomes responsible for appropriate follow-up and collection.

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




NOTE 8:  (CONTINUED)

         From 1991 to 1996, the Company failed to properly record chargebacks of disputed amounts to the accounts of individual customers. This practice caused the individual customer accounts to be understated and prevented the Company from collecting on these accounts receivable. The respective gross and net of tax effect decrease of income for these adjustments to the accompanying financial statements are: years ended December 31, 1995, $2,225,000 and $1,426,000; and 1994, $849,000 and $544,000. Retained earnings at the end of
1993 has decreased for the net of tax amount of $2,350,000 for the effect of this accounting error on prior periods. The Company was a Sub Chapter S Corporation prior to its initial public offering. Therefore, the amount of $2,146,000, applicable to pre-initial public offering operations, has been reclassed to additional paid-in capital. The amount of $204,000 applicable to operations of the C Corporation prior to 1994 has been recorded as an adjustment against the December 31, 1993 retained earnings.


NOTE 9:  STOCK OPTION PLANS

         At December 31, 1996, the Company has two stock-based compensation plans which are described below. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plans. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                             (IN THOUSANDS, EXCEPT
                                                 SHARE AMOUNTS)
                                                            RESTATED
                                             1996            1995
                                           ---------      ----------
     Net Income (Loss)
       As reported                         $  (3,526)     $    (329)
       Pro forma                              (4,003)          (476)

     Primary earnings (loss) per share
       As reported                              (.68)          (.06)
       Pro forma                                (.75)          (.09)

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




NOTE 9:  (CONTINUED)

Employee Option Plan

         The Company has an employee option plan under which it may grant options to purchase common stock, with a term of five years, at the market price on the date of grant. Options for up to 1,000 shares may be granted to employees.

         The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1995, respectively: no dividend rate for each year; price volatility of 56 and 38 percent; risk-free interest rates of 5.5 and
5.9 percent; and expected lives of 7 for each year.

         A summary of the status of the plan at December 31, 1996 and 1995, and changes during the years ended on those dates is as follows:


                                                  1996                         1995
                                          ---------------------       -------------------
                                                       WEIGHTED                   WEIGHTED
                                                       AVERAGE                    AVERAGE
                                                       EXERCISE                   EXERCISE
                                           SHARES      PRICE           SHARES      PRICE
                                          -------     ---------       -------     -------
     Outstanding at Beginning of Year     229,500     $ 13.55         192,000     $ 14.85
     Granted                              193,100        3.84          37,500        6.88
     Exercised                               --          --              --          --
     Forfeited                               --          --              --          --
                                          -------                     -------


     Outstanding at End of Year           422,600        9.11         229,500       13.55
                                          =======                     =======     =======

     Exercisable at End of Year           189,620                     105,700
                                          =======                     =======

     Weighted Average Fair Value
       Per Option of Options Granted
       During the Year                    $  2.05                     $  3.29
                                          =======                     =======

         At December 31, 1996, the Employee Option Plan has 422,600 options outstanding with an average remaining contractual life of 2.5 years.

Non-Employee Director Option Plan

         The Company has a non-employee director option plan under which it may grant options to purchase common stock, with a term of four years, at the market price on the date of grant. Options for up to 500 shares, per grant date, may be granted to directors.

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




NOTE 9:  (CONTINUED)

         The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1995, respectively: no dividend rate for each year; price volatility of 56 and 38 percent; risk-free interest rate of 5.5 and
7.8 percent; and expected lives of 4.5 for each year.

         A summary of the status of the plan at December 31, 1996 and 1995, and changes during the years ended on those dates are as follows:

                                                  1996                    1995
                                          ---------------------  --------------------
                                                       WEIGHTED              WEIGHTED
                                                       AVERAGE               AVERAGE
                                                       EXERCISE              EXERCISE
                                           SHARES      PRICE      SHARES      PRICE
                                          -------     ---------  -------     --------
     Outstanding at Beginning of Year       9,000     $ 13.55      6,000     $ 14.85
     Granted                                3,000        6.25      3,000       11.50
     Exercised                               --          --         --          --
     Forfeited                               --          --         --          --
                                          -------                -------


     Outstanding at End of Year            12,000       12.98      9,000       15.22
                                          =======                =======

     Exercisable at End of Year             4,000                  1,000
                                          =======                =======

     Weighted Average Fair Value
       Per Option of Options Granted
       During the Year                    $  2.42                $  4.83
                                          =======                =======

         At December 31, 1996, the Non-Employee Director Option Plan has 12,000 options outstanding with an average remaining contractual life of 7.5 years.


NOTE 10:  MAJOR CUSTOMERS AND CREDIT RISK

         Presented below are customers whose sales exceeded 10 percent of the Company's net sales in the years shown:

                                                1996       1995      1994
                                                ----       ----      ----
     Heilig-Meyers                               17.7%     15.2%     11.1%
     Levitz (Sales were less than 10 percent
       in 1996 and 1994.)                        --        11.5%     --

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



NOTE 10:  (CONTINUED)

         The Company sells a significant portion of its accounts receivable to a factor to shift the credit risk associated with the collection of those receivables. Nonfactored accounts receivable are primarily from small retail furniture stores located throughout the continental United States.

         Due to the nature of its business and the volume of sales activity, the Company accumulates, from time to time, bank balances in excess of the insurance provided by federal insurance authorities.


NOTE 11:  SUPPLEMENTAL CASH FLOWS INFORMATION

         In 1996, the Company had a non-cash adjustment in paid-in capital of $1,082,000 related to a litigation award accrual as disclosed in Note 13.

         In 1994, the Company assumed $10,375,000 of debt obligations and issued common stock value at $6,584,000 in connection with the acquisition of GMAC. In addition, liabilities totaling $107,000 assumed upon the acquisition of GMAC were paid through the issuance of 7,726 shares of the Company's common stock. The change in assets and liabilities in arriving at net cash provided by operating activities in 1994 is net of the purchase of GMAC.

         Cash paid for interest and income taxes is as follows:

                                                            (IN THOUSANDS)
                                                                    RESTATED
                                                               ----------------------
                                                   1996         1995           1994
                                                 ------        ------         -------
Interest paid (net of capitalized
        amounts)                                 $ 3,765       $ 3,138       $ 1,326
     Income taxes paid (refund)                     (977)        1,617         2,446


NOTE 12:  RELATED PARTY TRANSACTIONS

         The Company's manufacturing facilities and certain equipment were built by a construction company owned by a director of the Company. Costs incurred in connection with such construction were approximately $806,000, $3,603,000 and $491,000 during 1996, 1995 and 1994, respectively.

         During 1995, the Company purchased a manufacturing facility for approximately $3,380,000 from a company whose shareholders included certain directors of the Company. The purchase price was determined by independent appraisals.

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



NOTE 13:  COMMITMENTS AND CONTINGENCIES

-        Litigation:

                 On October 4, 1993, the trustees of the Ansin Foundation, established by a former shareholder of the Company, and an executor of the estate of the former shareholder of the Company, filed a complaint in the United States District Court, District of Massachusetts, against the Company and the Chief Executive Officer and the Secretary of the Company, both of whom are also Company directors, alleging fraud, breach of fiduciary duty and unfair and deceptive business practices in connection with the repurchase of the former shareholder's shares (the "Ansin Litigation"). On April 8, 1996, a verdict was returned in favor of the Ansin Foundation awarding compensatory damages against the Company in the amount of $2.3 million. Additionally, compensatory and punitive damages were awarded against each of the Company's Chief Executive Officer and Secretary in their individual capacities. The United States Court of Appeals for the First Circuit affirmed these awards, together with interest accrued thereon, on February 3, 1997. The Company filed a petition for certiorari with the United States Supreme Court, which petition was denied on October 6, 1997. The litigation is, therefore; concluded. Because of this verdict against the Company, the Company reduced its additional paid-in capital in the amount of $1,082,000, representing compensatory damages for the amount that the former shareholder would have received if he had participated in the Company's initial public offering in September 1993. Additionally, the balance of the judgment the Company, $1,357,000, has been charged as an expense in 1996.

-        Leases:

                 The Company leases certain production facilities, showroom space, vehicles and office equipment under operating leases that expire at various dates through 1998. Total rent expense under operating leases was $2,310,000, $1,702,000 and $502,000 in 1996, 1995 and 1994,
         respectively.

                 The Company also leases data processing and other equipment under capital leases expiring at various dates through 1997. Following is an analysis of leased property:

                                                   (IN THOUSANDS)
                                                   1996       1995
                                                  -----      -----
     Production and Office Equipment              $ 647      $ 647
     Less Accumulated Amortization                 (502)      (384)
                                                  -----      -----
     Net Leased Property Under Capital Leases     $ 145      $ 263
                                                  =====      =====

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



NOTE 13:  (CONTINUED)

                 At December 31, 1996, future net minimum lease payments required under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

                                                                (IN THOUSANDS)
          YEAR ENDING                                         CAPITAL   OPERATING
         DECEMBER 31,                                         LEASES     LEASES
         ------------                                         -------   ---------
              1997                                             $ 36      $  798
              1998                                              --          209
              1999                                              --           22
                                                               ----      ------
              Total minimum lease payments                       36      $1,029
                                                               ====      ======
              Less amounts representing interest                 (1)
                                                               ----
              Present value of net minimum lease payments,
                included in long-term debt                     $ 35
                                                               ====


         Certain leases contain renewal options, and some have purchase options and generally provide that the Company shall pay for insurance, taxes, and maintenance. In most cases, management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

-        Extraordinary Item:

                 During 1996, the Company terminated its credit facility arrangement with CIT Group/Commercial Services, Inc. The Company had an unamortized balance of $165,000 on the debt organization costs related to the CIT credit facility. The Company paid a $255,000 termination fee to CIT as part of this early extinguishment. As a result of this transaction, the Company recognized a loss of $279,000, net of the related income tax effect of $141,000, from the retirement of the credit facility. The funds used to retire the CIT credit facility represented a portion of the proceeds from the new BNY credit facility as discussed in Note 5.

-        Employment Agreements:

                 The Company has three-year employment agreements with certain key employees. The agreements expire August 1998, and provide, among other things, severance pay to the employee. Under each agreement, three months' salary is to be paid to the employee's estate in the event of death, and up to six and twelve months' salary and benefits are to be provided to the employee in the events of disability or termination without cause, respectively. Aggregate payments required under the employment agreements are approximately $850,000 in 1997.

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



NOTE 13:  (CONTINUED)

-        Retirement Plan:

                 In 1993, the Company adopted the Savings and Profit Sharing Plan (the "Savings Plan"), a tax-qualified employee benefit plan which meets the criteria of Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participants may elect to defer from 1 percent to 20 percent of their compensation into the Savings Plan, up to specified limits per year. The Company may make discretionary contributions, as determined annually by the Company's management, of up to 5 percent of the employee's base salary irrespective of whether the employee participates in salary deferral provisions of the Savings Plan. All participants are fully vested at all times in their respective contributions. Participants become fully vested in contributions made by the Company on a graduated scale defined in the Savings Plan document. No Company contributions were made to the Savings Plan in either 1996, 1995, or 1994.

                       [HORNE C.P.A. GROUP LETTERHEAD]

                         INDEPENDENT AUDITOR'S REPORT ON
                            SUPPLEMENTAL INFORMATION





Board of Directors
River Oaks Furniture, Inc.
  and Subsidiaries
Belden, Mississippi


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



                                /s/ Horne CPA Group


Jackson, Mississippi
September 27, 1997

                                                                     SCHEDULE II

                           RIVER OAKS FURNITURE, INC.
                                AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS




                                         BALANCE AT  CHARGED TO   CHARGED TO                   BALANCE AT
                                         BEGINNING   COSTS AND     OTHER                         END OF
           CLASSIFICATION                OF PERIOD   EXPENSES      ACCOUNTS    DEDUCTIONS       PERIOD
           --------------               ----------   ---------    ----------   ----------     ----------
Year Ended December 31, 1994
   Allowance for possible losses on
     accounts receivable                $ 85,000     $   --       $110,000(1)  $ (10,000)     $  185,000
                                        ========     ========     ========     =========      ==========


 Year Ended December 31, 1995
   Allowance for possible losses on
     accounts receivable                $185,000     $696,000     $   --       $(174,000)     $  707,000
                                        ========     ========     ========     =========      ==========


 Year Ended December 31, 1996
   Allowance for possible losses on
     accounts receivable                $707,000     $677,000     $   --       $ (68,000)     $1,316,000
                                        ========     ========     ========     =========      ==========


(1)  Allowance assumed upon purchase of subsidiary.