Form 10-Q
period 1997-03-30
RIVER OAKS FURNITURE INC
filed 1997-12-11
CIK 908309

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

               [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ending March 30, 1997, or

               [ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____ to _______.

                          Commission File No.: 0-22188


                           RIVER OAKS FURNITURE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Mississippi                                        64-0749510
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

   3350 McCullough Blvd.
    Belden, Mississippi                                        38826
-------------------------------                          ----------------
(Address of principal executive                              (Zip Code)
         offices)

Registrant's telephone number, including area code:  (601) 891-4550

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES              NO   X
                               -----           -----

         As of November 7, 1997, 5,605,641 shares of the registrant's Common Stock were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               March 30,   December 31,
                                                                                                 1997         1996
                                                                                                -------      -------
                                                                                              (unaudited)

ASSETS

CURRENT:

   Cash & cash equivalents                                                                      $   104      $   218
   Accounts  receivable,  less allowance for possible losses of
       $1,635 and $1,316                                                                          4,179        5,961
   Income taxes refundable                                                                        3,424        3,415
   Inventories (Note 2)                                                                          21,300       19,565
   Prepaid expenses and other current assets                                                        730          811
   Deferred income taxes                                                                            719          719
                                                                                                -------      -------

         TOTAL CURRENT ASSETS                                                                    30,456       30,689
                                                                                                -------      -------

Property And Equipment,
   less accumulated depreciation                                                                 30,952       31,000
Other Assets, primarily costs in excess of net assets acquired                                    6,225        6,403
Deferred Income Taxes                                                                             1,215          306
                                                                                                -------      -------

         TOTAL ASSETS                                                                           $68,848      $68,398
                                                                                                =======      =======



See accompanying notes to consolidated financial statements (unaudited).

                                                                                               March 30,   December 31,
                                                                                                 1997         1996
                                                                                                -------      -------
                                                                                              (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                                             $12,745      $12,511
   Accrued expenses                                                                               1,306        1,066
   Commitments and contingencies (Note 3)                                                         2,439        2,439
   Current maturities of long-term debt (Note 4)                                                  2,026        1,993
                                                                                                -------      -------
     Total Current Liabilities                                                                   18,516       18,009
LONG-TERM DEBT, less current maturities (Note 4)                                                 25,880       24,574
                                                                                                -------      -------
         TOTAL LIABILITIES                                                                       44,396       42,583

SHAREHOLDERS' EQUITY:

   Preferred stock:$.10 par value - 5,000,000 shares                                                 --           --
       authorized: no shares issues
   Common stock $.10 par value - 20,000,000 shares authorized 5,605,641
     and 5,605,641 issued, respectively                                                             561          561
   Additional paid-in-capital (Note 3)                                                           24,345       24,345
   Retained earnings (Note 3)                                                                      (160)       1,203
   Notes receivable from shareholders                                                              (262)        (262)
   Treasury stock, at cost, 2,500 shares                                                            (32)         (32)
                                                                                                -------      -------
     TOTAL SHAREHOLDERS' EQUITY                                                                  24,452       25,815
                                                                                                -------      -------
       TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                                                 $68,848      $68,398
                                                                                                =======      =======



See accompanying notes to consolidated financial statements (unaudited).

                   RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Three Months Ended
                                                                         -----------------------
                                                                         March 30,      March 31,
                                                                           1997           1996
                                                                         --------       --------


Net Sales (Note 5)                                                       $ 27,041       $ 29,221
Cost Of Goods Sold                                                         24,574         26,221
                                                                         --------       --------

     Gross profit                                                           2,467          3,000

Selling, General and Administrative Expenses                                3,838          3,705
                                                                         --------       --------

     Operating income (loss)                                               (1,371)          (705)

Interest Expense - Net                                                        902            926
                                                                         --------       --------

     Income (loss) before income taxes (benefit) and  extraordinary        (2,273)        (1,631)
         loss

     Income taxes (benefit)                                                  (909)          (579)
                                                                         --------       --------

Net Income (Loss) (Note 5)                                                 (1,364)        (1,052)
                                                                         ========       ========

     Net income (loss) per share                                           ($0.24)        ($0.19)
                                                                         ========       ========

Weighted average common shares and share equivalents outstanding:

                                                                            5,606          5,606
                                                                         ========       ========



See accompanying notes to consolidated financial statements (unaudited).

                   RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                                 Three Months Ended
                                                                                               ----------------------
                                                                                               March 30,      March 31,
                                                                                                 1997           1996
                                                                                                -------       -------
Cash flows from operating activities
     Net income (loss) (Note 5)                                                                 ($1,364)      ($1,052)
     Depreciation & amortization                                                                    704           543
     Deferred income taxes                                                                         (909)           30
     Changes in operating assets and liabilities
         Accounts receivable                                                                      1,782         4,375
         Inventories                                                                             (1,736)       (1,373)
         Prepaid expenses and other assets                                                           81          (698)
         Accounts payable and accrued expenses                                                      474         1,165
         Refundable income taxes                                                                     (9)          889
                                                                                                -------       -------
Net cash (used) provided by operating activities                                                   (977)        3,879
                                                                                                -------       -------

Cash flows from investing activities

     Purchase of property and equipment                                                            (477)       (1,442)
                                                                                                -------       -------

Net cash used by investing activities                                                              (477)       (1,442)
                                                                                                -------       -------

Cash flows from financing activities

     Principal payments on long-term debt                                                          (508)         (256)
     Proceeds from long-term lines of credit                                                      1,848            --
     Net repayments under long-term lines of credit                                                  --        (3,494)
     Net proceeds from issuance of common stock                                                      --         1,131
                                                                                                -------       -------
Net cash provided (used) by financing activities                                                  1,340        (2,619)
                                                                                                -------       -------
Net (decrease) in cash and cash equivalents                                                        (114)         (182)
Cash and cash equivalents, beginning of period                                                      218           499
                                                                                                -------       -------
Cash and cash equivalents, end of period                                                        $   104       $   317
                                                                                                =======       =======
Supplemental disclosure of cash flows information:

                                                                                               March 30,      March 31,
                                                                                                 1997           1996
                                                                                                -------       -------
         Cash paid (received) during the first quarter ending:
                                    Interest                                                        921           961
                                    Income taxes                                                     --          (963)

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

         The financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures made in an Annual Report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included within the Company's 1996 Annual Report on Form 10-K.

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

         The interim financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, such information presented reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim results. The results of operations for the quarter ended March 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997 or any other period.

2.       INVENTORIES

         Inventories are summarized as follows (amounts in thousands):

                                                   March 30,  December 31,
                                                     1997        1996
                                                   -------      -------

Finished goods                                     $ 5,335      $ 3,800
Work-in-process                                      4,109        3,934
Raw materials                                       11,856       11,831
                                                   -------      -------
Total                                              $21,300      $19,565
                                                   =======      =======



3.       COMMITMENTS AND CONTINGENCIES

         On October 4, 1993, the trustees of the Ansin Foundation, established by a former shareholder of the Company, and an executor of the estate of the former shareholder, filed a complaint in the United States District Court, District of Massachusetts, against the Company and the Chief Executive Officer and the Secretary of the Company, both of whom are also Company directors, alleging fraud, breach of fiduciary duty and unfair and deceptive business practices in connection with the repurchase of the former shareholder's shares (the "Ansin Litigation"). On April 8,

1996, a verdict was returned in favor of the Ansin Foundation awarding compensatory damages against the Company in the amount of $2.3 million. Additionally, compensatory and punitive damages were awarded against each of the Company's Chief Executive Officer and Secretary in their individual capacities. The United States Court of Appeals for the First Circuit affirmed these awards, together with interest accrued thereon, on February 3, 1997. The Company filed a petition for certiorari with the United States Supreme Court, which petition was denied on October 6, 1997. The litigation is, therefore, concluded. Because of this verdict against the Company, the Company, in 1996, reduced its additional paid-in-capital in the amount of $1,082,000, representing compensatory damages for the amount the former shareholder would have received if he had participated in the Company's initial public offering in September 1993. Additionally, the balance of the judgment against the Company, $1,357,000, was charged as an expense in 1996. The Company satisfied the judgment entered against the Company in the Ansin Litigation on November 12, 1997.

4.       LONG-TERM DEBT

         The Company has a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with BNY Financial Corporation ("BNYFC") and other lenders (the "Banks"). The Credit Agreement was amended as of November 10, 1997 by the execution and delivery of that certain Amendment No. 1 to Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement with BNYFC and other lenders together with related agreements (collectively, the "Financing Documents") provides the Company and its direct and indirect subsidiaries with a $40.5 million revolving credit facility (with a $3 million overadvance sublimit), a $9 million term loan, and certain factoring arrangements (collectively, the "BNYFC Facility"). Proceeds of the BNYFC Facility have been used to refinance the Company's indebtedness to CIT, the Company's previous lender, with the CIT credit facility being terminated effective July 26, 1996. Proceeds are available under the BNYFC Facility to the Company and its direct and indirect subsidiaries for working capital purposes, subject to the satisfaction of the terms and conditions established by the Financing Documents, including without limitation, compliance with borrowing base requirements. The BNYFC Facility is secured by substantially all of the Company's assets, excluding certain real property.

         Revolving loans under the BNYFC Facility bear interest at a floating rate per annum equal to 1.50% over the one month London Interbank Offered Rate (7.19% at March 31, 1997) subject to a 0.50% increase if any overadvances are outstanding for more than four days in any month. The term loan under the BNYFC Facility bears interest at a floating rate equal to 2.50% over the one month London Interbank Offered Rate (8.19% at March 31, 1997), subject to a 0.50% reduction if the outstanding principal amount of the term loan is $7 million or less and no default or event of default exists.

         The BNYFC Facility terminates on July 26, 2000, subject to successive one year extensions thereafter unless notice of non-renewal is given by the Banks or the Company 90 days prior to the termination date. The BNYFC Facility is subject to earlier termination at the option of the Banks upon the occurrence of certain "Events of Default" enumerated in the Loan Documents. All amounts due to the Banks are payable upon the termination of the BNYFC Facility for any reason. The term loan requires 59 equal monthly payments of principal in the amount of $107,143 commencing September 1, 1996, with all remaining principal and other amounts owing to the Banks being payable in full on the earlier of (i) the termination of the Credit Facility and (ii) July 26, 2001.

         The Financing Documents contain provisions that are customary for financing transactions of this type, including representations, warranties, conditions, covenants, and default provisions. Among other things, the Company is required to maintain profitability and certain consolidated financial ratios while the Credit Facility is in place, including ratios relating to tangible net worth, interest coverage, debt service coverage, indebtedness to tangible net worth, working capital, and the excess of current assets over current liabilities. At December 31, 1996 and at March 30, 1997, the Company was in default of certain of the above requirements.

         On June 17, 1997, BNYFC agreed to waive the Company's breach of the financial covenants contained in the BNYFC Facility for the Company's fiscal year ended December 31, 1996 (the "June Agreement"). Also on June 17, 1997, BNYFC and the Company agreed that, based upon BNYFC's review of the Company's audited financial statements for the fiscal year ended December 31, 1996 in relation to the financial covenants of the BNYFC Facility, BNYFC shall propose, in BNYFC's sole discretion, certain revised financial covenants to be applicable to the Company under the BNYFC Facility. The Amended Credit Facility was executed and delivered as of November 10, 1997, but did not contain revised financial covenants to be applicable to the Company under the BNYFC Facility. In the June Agreement, the Company and BNYFC agreed to decrease the notice of non-renewal to 60 days prior to and effective as of the fourth anniversary of the Effective Date (as defined in the BNYFC Facility) in any subsequent year, to the BNYFC Facility, to promptly execute and deliver to BNYFC a second priority Deed of Trust, Security Agreement and Assignment of Leases with respect to the premises owned at 501 North Glenfield, New Albany, Mississippi and to pay BNYFC a waiver fee of $150,000. On December 11, 1997, BNYFC agreed to waive the Company's breach of certain of the financial covenants contained in the BNYFC Facility for the three quarters ended September 28, 1997.

         On October 24, 1997, and as consideration for the agreement of BNYFC to continue funding the overadvance feature of the BNYFC Facility, the Company granted BNYFC a warrant to purchase 112,000 shares of the Company's Common Stock, exercisable until October 23, 2002, for the lesser of (i) $2.00 per share or (ii) the closing bid price per share of the Common Stock on the first day it is relisted for trading on Nasdaq or any national exchange (the "First BNYFC Warrant"). The First BNYFC Warrant contains antidilution protections and piggyback and demand registration rights.

         Also on November 10, 1997, the Company and its direct and indirect subsidiaries executed a $1,000,000 Promissory Note (the "$1.0 Million Note") and a $2,000,000 Promissory Note (the "$2.0 Million Note") in favor of BNYFC. The $1.0 Million Note bears interest at the Prime Rate (as defined in the Amended Credit Agreement) plus 1% per annum, is secured by all of the Collateral (as defined in the Amended Credit Agreement), and is payable in twelve consecutive, monthly installments, commencing on February 1, 1999. The $2.0 Million Note bears interest at 12% per annum, is secured by all of the Collateral, and is payable on January 1, 1999. The $2.0 Million Note also permits BNYFC to require the creation of a reserve account for cash collateral to be funded monthly in an amount of $100,000 per month. In connection with the execution of the Amended Credit Agreement, the $1.0 Million Note and the $2.0 Million Note, the Company granted BNYFC a second warrant to purchase 112,000 shares of the Company's Common Stock, exercisable until November 9, 2002, for the lesser of (i) $2.50 per share or (ii) the closing bid price per share of the Common Stock on the first day it is relisted for trading on Nasdaq or any national exchange (the "Second BNYFC Warrant"). The Second BNYFC Warrant contains antidilution protections and piggyback and demand registration rights.

                  On November 12, 1997, the Company issued 12% Subordinated Convertible Notes Due November 12, 1998 in the aggregate principal amount of $1,000,000 to certain of its directors and executive officers (the "Subordinated Notes"). The Subordinated Notes are convertible prior to repayment into shares of the Company's Common Stock at $2.50 per share, as the same may be adjusted. The Company also granted to holders of the Subordinated Notes warrants to purchase an aggregate of 112,000 shares of the Company's Common Stock on the same terms as set forth in the Second BNYFC Warrant.

         The Company has a $2,000,000 fully secured real estate loan with Deposit Guaranty National Bank which was utilized to purchase a new manufacturing facility in New Albany, Mississippi. The loan is secured by the building and land and matures on October 1, 2000. The loan requires monthly payments of $24,500, including interest. Outstanding borrowings under this facility at March 30, 1997 were $1,809,000 and bear interest at LIBOR plus 175 basis points (7.44% at March 31, 1997). At December 31, 1996, and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. DGNB has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 28, 1997.

         Further, the Company has a $5,650,000 long-term real estate loan and a $100,000 short-term real estate loan with the Bank of Mississippi (the "BOM Real Estate Loans"), bearing interest, payable monthly at the bank's prime (8.50% at March 31, 1997). The long-term real estate loan provides for monthly principal payments of $31,390, with the balance due in May 2001. The short-term real estate loan provides for monthly principal payments of $8,335, with the balance due in May 1997. Outstanding borrowings on the long-term and short-term real estate loans is $5,338,000 and $17,000, respectively. At December 31, 1996 and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. BOM has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 30, 1997.

         The Company has an $810,000 term note with Deposit Guaranty National Bank. The note was utilized to purchase equipment and machinery and will fully amortize over an 84-month period. Outstanding borrowings on the equipment line were $693,000 at March 30, 1997 and bear interest at LIBOR plus 175 basis points (7.44% as of March 31, 1997). At December 31, 1996 and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. DGNB has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 28, 1997.

Long-term debt consists of the following (amounts in thousands):

                                                    March 30,       December 31,
                                                      1997             1996
                                                    --------         --------

BNYFC line of credit                                $ 11,703         $  9,853
BNYFC term loan                                        8,311            8,632
BOM real estate loans                                  5,355            5,474
DGNB real estate loan                                    693            1,845
DGNB equipment note                                    1,809              721
Capitalized lease obligations                             24               31
Other                                                     11               11
                                                    --------         --------
Total debt                                            27,907           26,567
Less current maturities                               (2,026)          (1,993)
                                                    --------         --------

Total long-term debt                                $ 25,880         $ 24,574
                                                    ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto.

RECENT DEVELOPMENTS

                  Background. During the course of its efforts to prepare for the audit of its fiscal year ended December 31, 1996, the Company discovered that certain of the Company's accounts were out of balance. As a result, the Company, together with outside legal counsel and its independent accountants at the time, BDO Seidman, LLP, undertook a detailed analysis of certain of the Company's accounts and accounting reconciliation procedures for the fiscal year ended December 31, 1996, and prior fiscal years. On April 10, 1997, in the course of the Company's analysis, a long-time employee of the Company admitted to falsifying certain account reconciliation statements and underlying documents. The Company believes that these actions contributed to imbalances in the Company's cash account. This employee resigned from the Company soon after these admissions were made. Based on the Company's review and the issuance of the Company's audited financial statements for the Company's fiscal years ended December 31, 1996, 1995 and 1994, the Company has concluded that these actions were not taken to conceal any misappropriation of the Company's assets and that no other employees were involved.

                  In addition, the Company utilizes a factoring arrangement with a financial institution to finance a significant portion of its operations. This arrangement allows the Company to receive advances for a portion of the face amount of its sales invoices, and customers remit payment directly to the factoring institution. On occasion, the customer objects to certain charges on invoice, notifies the factor of such objection or objections, and deducts such amounts from its payment. At such time, the factor reduces the factored receivables by the amount objected to (the "chargebacks"), and the Company becomes responsible for appropriate follow-up and collection of the chargebacks. From 1991 to 1996, the Company failed to properly record chargebacks of disputed amounts to the accounts of individual customers. This practice caused the individual customer accounts to be understated and, as a result, the Company has not yet attempted to collect these accounts receivable. These unrecorded chargeback receivables contributed to the imbalances in the Company's cash account. Management believes that, due to the passage of time, such receivables are now uncollectible. As a result, the Company chose to take charges to net sales of approximately $1,592,000 and $2,225,000 for its fiscal years ended 1996 and 1995, respectively.

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

                  Restatement of Financial Statements. On September 27, 1997, Horne issued audited financial statements for the Company's fiscal year ended December 31, 1996 and also issued restated and audited financial statements for the Company's fiscal years ended December 31, 1995 and 1994. The respective reductions to net sales (gross) and net income (loss), net of tax effect, of the adjustments made to the Company's financial statements are: $1,592,000 and $1,020,000, respectively, for the year ended December 31, 1996; $2,225,000 and $1,426,000, respectively, for the year ended December 31, 1995; and $849,000 and $544,000, respectively, for the year ended December 31, 1994. Retained earnings at the beginning of 1994 have been adjusted for the net of tax amount of $2,350,000 for the effect of this accounting error on prior periods. The Company was a subchapter S corporation prior to its initial public offering. Therefore, the amount of $2,146,000, applicable to pre-initial public offering operations, has been reclassified as additional paid-in capital. The amount of $204,000 applicable to operations of the C Corporation prior to 1994 has been recorded as an adjustment against the December 31, 1993 retained earnings. These adjustments resulted from management's decision to write off the unrecoverable chargeback receivables discussed above.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated information derived from the Company's unaudited consolidated statements of income expressed as a percentage of the Company's total net sales:


                                                        Quarter Ending
                                                    ----------------------
                                                    March, 30,     March 31,
                                                      1997           1996
                                                      -----          -----

Net sales                                             100.0%         100.0%
Cost of sales                                          90.9           89.7
                                                      -----          -----
Gross profit                                            9.1           10.3

Selling, general and administrative expenses

                                                       14.2           12.7
                                                      -----          -----
Operating income (loss)                                (5.1)          (2.4)

Interest expense - net                                  3.3            3.2
                                                      -----          -----

Income (loss) before income taxes (benefit)            (8.4)          (5.6)
Income taxes (benefit)                                 (3.4)          (2.0)
                                                      -----          -----
Net income (loss)                                      (5.0)%         (3.6)%
                                                      =====          =====

QUARTER ENDED MARCH 30, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

         Net sales for the first quarter ended March 30, 1997 decreased by $2,180,000 or 7.5% to $27,041,000 from $29,221,000 for the first quarter ended
March 31, 1996. The decline in sales volume resulted primarily, management believes, from a weak national furniture retail environment and tornado damage suffered at the Company's McKenzie, Tennessee manufacturing facility that interrupted production for approximately two weeks. Overall sales volume of the River Oaks product lines decreased by $1,341,000, or 16.5%, to $20,648,000 for the first quarter of 1997 from $21,989,000 for the first quarter of 1996. The startup of the River Oaks Motion product line in July 1996 contributed volume increases to net sales of $2,793,000 for the first quarter of 1997. Sales of the Gaines product line also declined by $839,000 in the first quarter of 1997 as compared to the first quarter of 1996. The Company's backlog at March 30, 1997 was approximately $16,700,000 as compared to approximately $16,500,000 at March 31, 1996.

         Cost of sales for the first quarter of 1997 decreased 6.3% to $24,574,000 from $26,221,000 for the first quarter of 1996. The aggregate decrease resulted primarily from decreased sales volume. As a percentage of net sales, cost of sales for the first quarter of 1997 increased to 90.9% from 89.7% for the first quarter of 1996. The increase in cost of sales and resulting decline in gross profit margin were due primarily to reduced levels of production without a corresponding reduction in relatively fixed overhead levels. The reduced production was primarily the result of decreased sales and tornado damage to one of its manufacturing facilities. This decrease was partially offset by increases in labor efficiencies due to the consolidation of the Fulton facility into New Albany, which was completed in March 1996. The Fulton facility remains idled for the use of any future capacity requirements.

         Selling, general and administrative expenses for the first quarter of 1997 increased by 3.6% to $3,838,000 from $3,705,000 for the first quarter of 1996. As a percentage of net sales, such expenses for the first quarter of 1997 increased to 14.2% from 12.7% for the first quarter of 1996. The aggregate increase was primarily the result of an increase in the allowance for doubtful accounts and was partially offset by reduced commission expenses relative to a decrease in the sales volume. The increase as a percentage of net sales was primarily the result of the decreased sales volume in the first quarter of 1997.

         Operating (loss) for the first quarter of 1997 increased 94.5% to $(1,371,000) from $(705,000) for the first quarter of 1996. As a percentage of net sales, operating (loss) for the first quarter of 1997 increased to (5.1)% from (2.4)% for the first quarter of 1996, primarily as a result of the factors discussed above.

         Net interest expense for the first quarter of 1997 decreased 2.6% to $902,000 from $926,000 for the first quarter of 1996. As a percentage of net sales, such expenses for the first quarter of 1997 increased to 3.3% from 3.2% for the first quarter of 1996. The aggregate decrease was primarily the result of reduced interest rates in the first quarter of 1997 due to the Company changing its senior lender to BNY Financial Corporation in July 1996. The benefit of reduced interest rates was partially offset by additional borrowings under the new credit facility, which were necessary for working capital and capital expenditure requirements. The increase as a percentage of net sales is a result of the decreased sales volume in the first quarter of 1997.

         Net (loss) for the first quarter of 1997 increased by 29.7% to $(1,364,000) from $(1,052,000) for the first quarter of 1996. As a percentage of net sales, net (loss) for the first quarter of 1997 increased to (5.0)% compared to net (loss) of (3.6)% for the first quarter of 1996, primarily as a result of the factors discussed above.

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

         In the absence of current financial information throughout the first three quarters of 1997, the Company experienced some tightening of credit with several of its key trade suppliers. This tightening of credit was usually in the form of reduced credit lines and not in less-favorable payment terms. As of the date of this filing, however, the Company believes it has completed all accelerations of payments necessary to be within the reduced credit lines of its key trade suppliers.

         After reflecting changes in current assets and current liabilities, operating activities used net cash of $977,000 in the first quarter of 1997 as compared to providing $3,879,000 in the first quarter of 1996. Cash used by operations was primarily the result of increased inventory levels and an increase in deferred taxes. These increases were partially offset by a reduction in the level of accounts receivable.

         Net cash used by investing activities was $477,000 in the first quarter of 1997 compared to $1,442,000 used in the first quarter of 1996. Net capital expenditures in the first quarter of 1997 were $477,000 as compared to $1,442,000 in the first quarter of 1996 and were incurred primarily in connection with general replacement and improvement of equipment and additional incremental labor costs associated with the implementation of the Company's fully integrated computer system. Capital expenditures were funded primarily with long-term borrowings.

         Management anticipates that the Company's capital expenditures for the remaining three quarters of 1997 will be approximately $800,000. These estimated capital expenditures consist primarily of routine equipment replacement and the completion of any construction in process.

         In the first quarter of 1997, financing activities provided net cash of $1,340,000 compared to $2,619,000 used in the first quarter of 1996 and reflected additional proceeds under its long-term line of credit of $1,848,000 and repayment of long-term borrowings of $508,000.

         The Company has a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with BNY Financial Corporation ("BNYFC") and other lenders (the "Banks"). The Credit Agreement was amended as of November 10, 1997 by the execution and delivery of that certain Amendment No. 1 to Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement with BNYFC and other lenders together with related agreements (collectively, the "Financing Documents") provides the Company and its direct and indirect subsidiaries with a $40.5 million revolving credit facility (with a $3 million overadvance sublimit), a $9 million term loan, and certain factoring arrangements (collectively, the "BNYFC Facility"). Proceeds of the BNYFC Facility have been used to refinance the Company's indebtedness to CIT, the Company's previous lender, with the CIT facility being terminated effective July 26, 1996. Additional proceeds are available under the BNYFC Facility to the Company and its direct and indirect subsidiaries for working capital purposes, subject to the satisfaction of the terms and conditions established by the Financing Documents, including without limitation, compliance with borrowing base requirements. The BNYFC Facility is secured by substantially all of the Company's assets, excluding certain real property.

         Revolving loans under the BNYFC Facility bear interest at a floating rate per annum equal to 1.50% over the one month London Interbank Offered Rate (7.19% at March 31, 1997) subject to a

0.50% increase if any overadvances are outstanding for more than four days in any month. The term loan under the BNYFC Facility bears interest at a floating rate equal to 2.50% over the one month London Interbank Offered Rate (8.19% at March 31, 1997), to a 0.50% reduction if the outstanding principal amount of the term loan is $7 million or less and no default or event of default exists.

         The BNYFC Facility, as amended, terminates on July 26, 2000, subject to successive one year extensions thereafter unless notice of non-renewal is given by the Banks or the Company 90 days prior to the termination date. The BNYFC Facility is subject to earlier termination at the option of the Banks upon the occurrence of certain "Events of Default" enumerated in the Loan Documents. All amounts due to the Banks are payable upon the termination of the BNYFC Facility for any reason. The term loan requires 59 equal monthly payments of principal in the amount of $107,143 commencing September 1, 1996, with all remaining principal and other amounts owing to the Banks being payable in full on the earlier to occur of (i) the termination of the Credit Facility and (ii) July 26, 2001.

         The Financing Documents contain provisions that are customary for financing transactions of this type, including representations, warranties, conditions, covenants, and default provisions. Among other things, the Company is required to maintain profitability and certain consolidated financial ratios while the Credit Facility is in place, including ratios relating to tangible net worth, interest coverage, debt service coverage, indebtedness to tangible net worth, working capital, and the excess of current assets over current liabilities. At December 31, 1996 and at March 30, 1997, the Company was in default of certain of the above requirements.

         On June 17, 1997, BNYFC agreed to waive the Company's breach of the financial covenants contained in the BNYFC Facility for the Company's fiscal year ended December 31, 1996 (the "June Agreement"). Also on June 17, 1997, BNYFC and the Company agreed that, based upon BNYFC's review of the Company's audited financial statements for the fiscal year ended December 31, 1996 in relation to the financial covenants of the BNYFC Facility, BNYFC shall propose, in BNYFC's sole discretion, certain revised financial covenants to be applicable to the Company under the BNYFC Facility. The Amended Credit Facility was executed and delivered as of November 10, 1997, but did not contain revised financial covenants to be applicable to the Company under the BNYFC Facility. In the June Agreement, the Company and BNYFC agreed to decrease the notice of non-renewal to 60 days prior to and effective as of the fourth anniversary of the Effective Date (as defined in the BNYFC Facility) in any subsequent year, to the BNYFC Facility, to promptly execute and deliver to BNYFC a second priority Deed of Trust, Security Agreement and Assignment of Leases with respect to the premises owned at 501 North Glenfield, New Albany, Mississippi and to pay BNYFC a waiver fee of $150,000. On December 11, 1997, BNYFC agreed to waive the Company's breach of certain of the financial covenants contained in the BNYFC Facility for the three quarters ended September 28, 1997.


         On October 24, 1997, and as consideration for the agreement of BNYFC to continue funding the overadvance feature of the BNYFC Facility, the Company granted BNYFC a warrant to purchase 112,000 shares of the Company's Common Stock, exercisable until October 23, 2002, for the lesser of (i) $2.00 per share or (ii) the closing bid price per share of the Common Stock on the first day it is relisted for trading on Nasdaq or any national exchange (the "First BNYFC Warrant"). The First BNYFC Warrant contains antidilution protections and piggyback and demand registration rights.

         Also on November 10, 1997, the Company and its direct and indirect subsidiaries executed a $1,000,000 Promissory Note (the "$1.0 Million Note") and a $2,000,000 Promissory Note (the "$2.0 Million Note") in favor of BNYFC. The $1.0 Million Note bears interest at the Prime Rate (as defined in the Amended Credit Agreement) plus 1% per annum, is secured by all of the Collateral (as defined in the Amended Credit Agreement), and is payable in twelve consecutive, monthly installments, commencing on February 1, 1999. The $2.0 Million Note bears interest at 12% per annum, is secured by all of the Collateral, and is payable on January 1, 1999. The $2.0 Million Note also permits BNYFC to require the creation of a reserve account for cash collateral to be funded monthly in an amount of $100,000 per month. In connection with the execution of the Amended Credit Agreement, the $1.0 Million Note and the $2.0 Million Note, the Company granted BNYFC a second warrant to purchase 112,000 shares of the Company's Common Stock, exercisable until November 9, 2002, for the lesser of (i) $2.50 per share or (ii) the closing bid price per share of the Common Stock on the first day it is relisted for trading on Nasdaq or any national exchange (the "Second BNYFC Warrant"). The Second BNYFC Warrant contains antidilution protections and piggyback and demand registration rights.

         On November 12, 1997, the Company issued 12% Subordinated Convertible Notes Due November 12, 1998 in the aggregate principal amount of $1,000,000 to certain of its directors and executive officers (the "Subordinated Notes"). The Subordinated Notes are convertible prior to repayment into shares of the Company's Common Stock at $2.50 per share, as the same may be adjusted. The Company also granted to holders of the Subordinated Notes warrants to purchase an aggregate of 112,000 shares of the Company's Common Stock on the same terms as set forth in the Second BNYFC warrant.

         The Company has a $2,000,000 fully secured real estate loan with Deposit Guaranty National Bank which was utilized to purchase a new manufacturing facility in New Albany, Mississippi. The loan is secured by the building and land and matures on October 1, 2000. The loan requires monthly payments of $24,500, including interest. Outstanding borrowings under this facility at March 30, 1997 were $1,809,000 and bear interest at LIBOR plus 175 basis points (7.44% at March 31, 1997). At December 31, 1996, and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. DGNB has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 28, 1997.

         Further, the Company has a $5,650,000 long-term real estate loan and a $100,000 short-term real estate loan with the Bank of Mississippi (the "BOM Real Estate Loans"), bearing interest, payable monthly at the bank's prime (8.50% at March 31, 1997). The long-term real estate loan provides for monthly principal payments of $31,390, with the balance due in May 2001. The short-term real estate loan provides for monthly principal payments of $8,335, with the balance due in May 1997. Outstanding borrowings on the long-term and short-term real estate loans is $5,338,000 and $17,000, respectively. At December 31, 1996 and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. BOM has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 30, 1997.

         The Company has an $810,000 term note with Deposit Guaranty National Bank. The note was utilized to purchase equipment and machinery and will fully amortize over an 84-month period. Outstanding borrowings on the equipment line were $693,000 at March 30, 1997 and bear interest at LIBOR plus 175 basis points (7.44% as of March 31, 1997). At December 31, 1996 and based upon the application of existing provisions of the term loan, the Company was, and is currently , in default of the financial covenants for the loan. DGNB has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 28, 1997.

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

         Statement of Financial Accounting Standards No. 128, "Accounting for Earnings per Share" (AFAS 128"), issued by the FASB is effective for financial statements issued for periods ending after December 15, 1997. The disclosure requirements of FAS 128 are also effective for financial statements for fiscal years beginning after December 15, 1997. The new statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly-held common stock. This standard simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. The Company does not expect adoption to have a material effect on its financial position or results of operations.

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," issued by the FASB is effective for years beginning after December 15, 1997. The new statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not expect adoption to have a material effect on its financial position or results of operations.


         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued by the FASB is effective for years beginning after December 15, 1997. The new statement establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company does not expect adoption to have a material effect on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Quarterly Report on Form 10-Q (including statements concerning or containing a projection of revenues, income (including income loss), earnings (including earnings loss) per share, capital expenditures, dividends, capital structure or other financial items; statements regarding plans and objectives for future operations, including plans or objectives relating to the Company's products; the effects of the reorganization of certain of the Company's facilities; the implementation of new information systems; expected capital expenditures; and the efforts of the Company to become a single source supplier) are forward-looking in nature. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment of its expected future results of operations and performance or events, based upon current financial and other information and, as a result, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions; the cyclical and seasonal nature of the furniture market; the uncertainties necessarily associated with litigation; the availability and cost of labor and raw materials; the Company's ability to expand the geographic scope of its operations; general conditions in the capital markets; the willingness of potential investors to purchase securities of the Company notwithstanding the Company's recent results of operations and the delisting of the Company's Common Stock; the willingness of third parties to consider and consummate strategic and other important transactions with the Company, including the granting of waivers of defaults by the Company's financing sources; changes in furniture styles or consumer tastes; demographic changes; competition; import protection and regulation; changes in business strategy or development plans; availability, terms and deployment of capital; business ability and judgment of management and other personnel; and other factors which may be identified from time to time in the Company's Securities and Exchange Commission (the "Commission") filings and other public announcements.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 4, 1993, the trustees of the Ansin Foundation, established by a former shareholder of the Company, and an executor of the estate of the former shareholder, filed a complaint in the United States District Court, District of Massachusetts, against the Company and the Chief Executive Officer and the Secretary of the Company, both of whom are also Company directors, alleging fraud, breach of fiduciary duty and unfair and deceptive business practices in connection with the repurchase of the former shareholder's shares (the "Ansin Litigation"). On April 8, 1996, a verdict was returned in favor of the Ansin Foundation awarding compensatory damages against the Company in the amount of $2.3 million. Additionally, compensatory and punitive damages were awarded against each of the Company's Chief Executive Officer and Secretary in their individual capacities. The United States Court of Appeals for the First Circuit affirmed these awards, together with interest accrued thereon, on February 3, 1997. The Company filed a petition for certiorari with the United States Supreme Court, which petition was denied on October 6, 1997. The litigation is, therefore, concluded. Because of this verdict against the Company, the Company reduced its additional paid-in-capital in the amount of $1,082,000, representing compensatory damages for the amount the former shareholder would have received if he had participated in the Company's initial public offering in September 1993. Additionally, the balance of the judgment against the Company, $1,357,000, has been charged as an expense in 1996. The Company satisfied the judgment entered against the Company in the Ansin Litigation on November 12, 1997.

         On August 6, 1997, the Company filed a complaint in the Circuit Court of Lee County, Mississippi, against BDO Seidman, LLP ("BDO"), the Company's former independent accountants, alleging, among other things, professional malpractice, negligence, breach of contract and breach of professional responsibilities and fiduciary duties. The Company is seeking actual damages in the amount of not less than $30,000,000, together with punitive damages, from BDO. On September 5, 1997, BDO removed the case to the United States District Court for the Northern District of Mississippi, Eastern Section. On September 15, 1997, the Company filed an amended complaint to add a count for defamation. BDO's Answer and Counterclaim were served on the Company on October 20, 1997. The Counterclaim alleges breach of contract, fraud, and breach of the covenant of good faith and fair dealing. No assurance can be given that the Company will prevail on any of these allegations or that it will ultimately recover any damages, actual or punitive, from BDO.

         Additionally, the Company is, from time to time, a party to litigation which arises in the normal course of its business. Except as described above, the Company is not currently a party to any litigation which, if adversely determined, would have a material adverse effect on the Company's liquidity or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                   Number             Descriptions of Exhibits
                   ------             ------------------------

                  27                  Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

         The Company filed a report on Form 8-K (Item 5) on February 12, 1997 with respect to developments in the Ansin Litigation.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

                                                     RIVER OAKS FURNITURE, INC.

Date:             December 10, 1997                  /s/ John D. Nail
                                                     --------------------------
                                                     John D. Nail
                                                     President

Date:             December 10, 1997                  /s/ Johnny C. Walker
                                                     --------------------------
                                                     Johnny C. Walker
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

                Exhibit No.                           Exhibits
                -----------           ------------------------------------------

                  27                  Financial Data Schedule (for SEC use only)