Form 10-Q
period 1997-06-29
RIVER OAKS FURNITURE INC
filed 1997-12-11
CIK 908309

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

   [ X ]   Quarterly Report pursuant to Section 13 or 15(d) of the
           Securities and Exchange Act of 1934 for the quarterly period ended June 29, 1997, or

   [    ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from
                        to              .
           ------------    -------------

                          Commission File No.: 0-22188

                           RIVER OAKS FURNITURE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Mississippi                                  64-0749510
      ------------------------------                   -----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

           3350 McCullough Blvd.
            Belden, Mississippi                                 38826
      -------------------------------                  -----------------------
      (Address of principal executive                         (Zip Code)
                 offices)

Registrant's telephone number, including area code:  (601) 891-4550
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

                           YES           NO      X
                               -------       ---------
     As of November 7, 1997, 5,605,641 shares of the registrant's Common Stock were outstanding.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements

                   RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (In thousands, except per share amounts)

                                                                   June 29,    December 31,
ASSETS                                                              1997          1996
------                                                            ----------   ------------
                                                                  (unaudited)
CURRENT:

   Cash & cash equivalents                                          $   112      $   218
   Accounts receivable, less allowance for possible losses of
     $1,704 and $1,316                                                5,985        5,961
   Income taxes refundable                                            3,413        3,415
   Inventories (Note 2)                                              20,033       19,565
   Prepaid expenses and other current assets                          1,052          811
   Deferred income taxes                                                719          719
                                                                    -------      -------
      TOTAL CURRENT ASSETS                                           31,314       30,689
                                                                    -------      -------

Property And Equipment,
   less accumulated depreciation                                     30,851       31,000
Other Assets, primarily costs in excess of net assets acquired        6,141        6,403
Deferred Income Taxes                                                 1,915          306
                                                                    -------      -------
         TOTAL ASSETS                                               $70,221      $68,398
                                                                    =======      =======

See accompanying notes to consolidated financial statements (unaudited).

                                                                   June 29,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                 1997         1996
------------------------------------                              -----------  ------------
                                                                  (unaudited)
CURRENT LIABILITIES:

   Accounts payable                                                 $13,029      $12,511
   Accrued expenses                                                   2,037        1,066
   Commitments and contingencies (Note 3)                             2,439        2,439
   Current maturities of long-term debt (Note 4)                      1,931        1,993
                                                                    -------      -------
     Total Current Liabilities                                       19,436       18,009
   Long-Term Debt, less current maturities (Note 4)                  27,257       24,574
                                                                    -------      -------
         TOTAL LIABILITIES                                           46,693       42,583

SHAREHOLDERS' EQUITY:

   Preferred stock: $.10 par value - 5,000,000 shares
     authorized: no shares issued                                      --           --
   Common stock: $.10 par value - 20,000,000 shares authorized
     5,605,641 and 5,605,641 issued respectively                        561          561
   Additional paid-in-capital (Note 3)                               24,345       24,345
   Retained earnings (Note 3)                                        (1,084)       1,203
   Notes receivable from shareholders                                  (262)        (262)
   Treasury stock, at cost, 2,500 shares                                (32)         (32)
                                                                    -------      -------
     TOTAL SHAREHOLDERS' EQUITY                                      23,528       25,815
                                                                    -------      -------
         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $70,221      $68,398
                                                                    =======      =======

See accompanying notes to consolidated financial statements (unaudited).

                   RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                            Six Months Ended              Three Months Ended
                                                          -----------------------       -----------------------
                                                          June 29,       June 30,       June 29,       June 30
                                                            1997           1996           1997           1996
                                                          --------       --------       --------       --------
                                                                (unaudited)                   (unaudited)
Net Sales (Note 5)                                        $ 58,946       $ 60,689       $ 31,905       $ 31,468

Cost Of Goods Sold                                          53,269         53,328         28,695         27,111
                                                          --------       --------       --------       --------

   Gross profit                                              5,677          7,361          3,210          4,358

Selling, General And Administrative Expenses                 7,450          7,163          3,613          3,497
                                                          --------       --------       --------       --------

   Operating income (loss)                                  (1,773)           198           (403)           861

Interest Expense - Net                                       2,041          2,033          1,139          1,064
                                                          --------       --------       --------       --------

   Income (loss) before income taxes (benefit) and
   extraordinary loss                                       (3,814)        (1,835)        (1,542)          (203)

   Income taxes (benefit)                                   (1,526)          (651)          (617)           (72)
                                                          --------       --------       --------       --------

Net Income (Loss) (Note 5)                                  (2,288)        (1,184)          (925)          (131)
                                                          ========       ========       ========       ========

   Net income (loss) per share                            ($  0.41)      ($  0.21)      ($  0.17)      ($  0.02)
                                                          ========       ========       ========       ========

Weighted average common shares and share equivalents
outstanding:                                                 5,606          5,606          5,606          5,606
                                                          ========       ========       ========       ========

See accompanying notes to consolidated financial statements (unaudited).

                   RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (In thousands)

                                                           Sixth Months Ended
                                                         ----------------------
                                                         June 29,      June 30,
Cash flows from operating activities                        1997         1996
                                                         --------      --------
                                                               (unaudited)
     Net income (loss) (Note 5)                          ($2,288)      ($1,184)
     Depreciation & amortization                           1,206         1,119
     Deferred income taxes                                (1,609)         (284)
     Changes in operating assets and liabilities
         Accounts receivable                                 (24)          885
         Inventories                                        (468)          130
         Prepaid expenses and other assets                  (241)         (843)
         Accounts payable and accrued expenses             1,490         1,679
         Refundable income taxes                               2         1,114
                                                         -------       -------
Net cash (used) provided by operating activities          (1,932)        2,616
                                                         -------       -------

Cash flows from investing activities

     Purchase of property and equipment                     (795)       (2,400)
                                                         -------       -------

Net cash (used) by investing activities                     (795)       (2,400)
                                                         -------       -------

Cash flows from financing activities

     Principal payments on long-term debt                 (1,009)         (441)
     Proceeds from long-term lines of credit               3,630           500
     Net repayments under long-term lines of credit         --          (1,502)
     Net proceeds from issuance of common stock             --           1,131
                                                         -------       -------
Net cash provided (used) by financing activities           2,621          (312)
                                                         -------       -------
Net (decrease) in cash and cash equivalents                 (106)          (96)
Cash and cash equivalents, beginning of period               218           499
                                                         -------       -------
Cash and cash equivalents, end of period                 $   112       $   403
                                                         =======       =======

Supplemental disclosure of cash flows information:

                                                         June 29,      June 30,
  Cash paid (received) during the two quarters ending:     1997         1996
                                                         --------      -------
                  Interest                                 2,041         1,922
                  Income taxes                                --        (1,114)


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

         The interim financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, such information presented reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim results. The results of operations for the first two quarters ended June 29, 1997 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997 or any other period.

2.       Inventories

         Inventories are summarized as follows (amounts in thousands):

                                        June 29,      December 31,
                                          1997           1996
                                        --------      ------------
Finished goods                           $ 5,314        $ 3,800
Work-in-process                            4,055          3,934
Raw materials                             10,664         11,831
                                         -------        -------

Total                                    $20,033        $19,565
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

         Revolving loans under the BNYFC Facility bear interest at a floating rate per annum equal to 1.50% over the one month London Interbank Offered Rate (7.19% at June 30, 1997) subject to a 0.50% increase if any overadvances are outstanding for more than four days in any month. The term loan under the BNYFC Facility bears interest at a floating rate equal to 2.50% over the one month London Interbank Offered Rate (8.19% at June 30, 1997), to a 0.50% reduction if the outstanding principal amount of the term loan is $7 million or less and no default or event of default exists.

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

         The Financing Documents contain provisions that are customary for financing transactions of this type, including representations, warranties, conditions, covenants, and default provisions. Among other things, the Company is required to maintain profitability and certain consolidated financial ratios while the Credit Facility is in place, including ratios relating to tangible net worth, interest coverage, debt service coverage, indebtedness to tangible net worth' working capital, and the excess of current assets over current liabilities. At December 31, 1996 and at June 29, 1997, the Company was in default of certain of the above requirements.

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

         The Company has a $2,000,000 fully secured real estate loan with Deposit Guaranty National Bank which was utilized to purchase a new manufacturing facility in New Albany, Mississippi. The loan is secured by the building and land and matures on October 1, 2000. The loan requires monthly payments of $24,500, including interest. Outstanding borrowings under this facility at June 29, 1997 were $1,777,000 and bear interest at LIBOR plus 175 basis points (7.44% at June 30, 1997). At December 31, 1996, and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. DGNB has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 28, 1997.

         Further, the Company has a $5,650,000 long-term real estate loan and a $100,000 short-term real estate loan with the Bank of Mississippi (the "BOM Real Estate Loans"), bearing interest, payable monthly at the bank's prime (8.50% at March 31, 1997). The long-term real estate loan provides for monthly principal payments of $31,390, with the balance due in May 2001. The short-term real estate loan provides for monthly principal payments of $8,335, with the balance due in May 1997. On May 15, 1997, the short-term real estate loan was paid in full and retired. Outstanding borrowings on the long-term real estate loan is $5,244,000. At December 31, 1996 and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. BOM has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 28, 1997.

         The Company has an $810,000 term note with Deposit Guaranty National Bank. The note was utilized to purchase equipment and machinery and will fully amortize over an 84-month period. Outstanding borrowings on the equipment line were $664,000 at June 29, 1997 and bear interest at LIBOR plus 175 basis points (7.44% as of June 30, 1997). At December 31, 1996 and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. DGNB has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 28, 1997.

         Long-term debt consists of the following (amounts in thousands):

                                                 June 29,         December 31,
                                                   1997              1996
                                                ---------         ------------
BNYFC line of credit                             $ 13,490           $  9,853
BNYFC term loan                                     7,989              8,632
BOM real estate loans                               5,244              5,474
DGNB real estate loan                               1,777              1,845
DGNB equipment note                                   664                721
Capitalized lease obligations                          24                 31
Other                                                --                   11
                                                 --------           --------
Total debt                                         29,188             26,567
Less current maturities                            (1,931)            (1,993)
                                                 ========           ========

Total long-term debt                             $ 27,257           $ 24,574
                                                 ========           ========

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto.

Recent Developments

                  Background. During the course of its efforts to prepare for the audit of its fiscal year ended December 31, 1996, the Company discovered that certain of the Company's accounts were out of balance. As a result, the Company, together with outside legal counsel and its independent accountants at the time, BDO Seidman, LLP, undertook a detailed analysis of certain of the Company's accounts and accounting reconciliation procedures for the fiscal year ended December 31, 1996, and prior fiscal years. On April 10, 1997, in the course of the Company's analysis, a long-time employee of the Company admitted to falsifying certain account reconciliation statements and underlying documents. The Company believes that these actions contributed to imbalances in the Company's cash account. This employee resigned from the Company soon after these admissions were made. Based on the Company's review and the issuance of the Company's audited financial statements for the Company's fiscal years ended December 31, 1996, 1995, and 1994, the Company has concluded that the actions were not taken to conceal any misappropriation of the Company's assets and that no other employees were involved.

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

Results of Operations

         The following table sets forth for the periods indicated information derived from the Company's unaudited consolidated statements of income expressed as a percentage of the Company's total net sales:

                                                   Six Months                   Three Months
                                                     Ended                         Ended
                                            -----------------------       -----------------------
                                            June 29,       June 30,       June 29,       June 30,
                                              1997           1996           1997           1996
                                            --------       --------       -------        --------
Net sales                                    100.0%         100.0%         100.0%         100.0%
Cost of sales                                 90.4           87.9           90.0           86.2
                                             -----          -----          -----          -----
Gross profit                                   9.6           12.1           10.0           13.8

Selling, general and administrative
      expenses                                12.6           11.8           11.3           11.1
                                             -----          -----          -----          -----
Operating income (loss)                       (3.0)           0.3           (1.3)           2.7

Interest expense - net                         3.5            3.3            3.5            3.3
                                             -----          -----          -----          -----

Income (loss) before income tax
      (benefit)                               (6.5)          (3.0)          (4.8)          (0.6)

Income tax (benefit)                          (2.6)          (1.0)          (1.9)          (0.2)
                                             -----          -----          -----          -----

      Net (loss)                              (3.9)%         (2.0)%         (2.9)%         (0.4)%
                                             =====          =====          =====          =====



Quarter Ended June 29, 1997 Compared to Quarter Ended June 30, 1996

         Net sales for the second quarter ended June 29, 1997 increased by $437,000 or 1.4% to $31,905,000 from $31,468,000 for the second quarter ended
June 30, 1996. The increase in sales volume resulted primarily, from the incremental sales contributed by the new River Oaks Motion product line. This incremental increase was largely offset, management believes, from a weak national furniture retail environment. Overall sales volume of the River Oaks product lines increased by $13,000, or 0.1%, to $23,773,000 for the second quarter of 1997 from $23,760,000 for the second quarter of 1996. The startup of the River Oaks Motion product line in July 1996 contributed volume increases to net sales of the River Oaks product lines of approximately $3,885,000 for the second quarter of 1997. Sales of the Gaines product line also increased by $422,000 in the second quarter of 1997 as compared to the second quarter of 1996.

         Cost of sales for the second quarter of 1997 increased 5.8% to $28,695,000 from $27,111,000 for the second quarter of 1996. The aggregate increase resulted primarily from labor inefficiencies due to reduced backlogs and consequently lower volume production runs. As a percentage of net sales, cost of sales for the second quarter of 1997 increased to 90.9% from 89.7% for the second quarter of 1996. The increase in cost of sales and resulting decline in gross profit margin, was due primarily to reduced levels of production without a corresponding reduction in relatively fixed overhead levels, as well as the factors discussed above.

         Selling, general and administrative expenses for the second quarter of 1997 increased by 3.3% to $3,613,000 from $3,497,000 for the second quarter of 1996. As a percentage of net sales, such expenses for the second quarter of 1997 increased to 11.3% from 11.1% for the second quarter of 1996. The aggregate increase, as well as, the increase as a percentage of net sales is due, primarily, to increased legal and auditing expenses in the second quarter of 1997.

         Operating income (loss) for the second quarter of 1997 decreased 146.9% to a (loss) of $(403,000) as compared to income of $860,000 for the second quarter of 1996. As a percentage of net sales, operating income (loss) for the second quarter of 1997 decreased to an operating loss of (1.3)% as compared to operating income of 2.7% for the second quarter of 1996, primarily as a result of the factors discussed above.

         Net interest expense for the second quarter of 1997 increased 7.0% to $1,139,000 from $1,064,000 for the second quarter of 1996. As a percentage of net sales, such expenses for the second quarter of 1997 increased to 3.5% from 3.3% for the second quarter of 1996. The aggregate increase, as well as the increase as a percentage of net sales, was primarily the result of additional borrowings under the new credit facility, which were necessary for working capital and capital expenditure requirements. The increased expense relative to additional borrowings was partially offset by reduced interest rates in the second quarter of 1997, as compared to the second quarter of 1996, due to the Company changing its senior lender to The Bank of New York on July 1996.

         Net (loss) for the second quarter of 1997 increased by 600.8% to $(925,000) from $(132,000) for the second quarter of 1996. As a percentage of net sales, net (loss) for the second quarter of 1997 increased to (2.9)% compared to net (loss) of (0.4)% for the second quarter of 1996, primarily as a result of the factors discussed above.

Two Quarters Ended June 29, 1997 Compared to Two Quarters Ended June 30, 1996

         Net sales for the two quarters ended June 29, 1997 decreased by $1,743,000 or 2.9% to $58,946,000 from $60,689,000 for the two quarters ended
June 30,1996. The decline in sales volume resulted primarily, management believes, from a weak national furniture retail environment and tornado damage suffered at the Company's McKenzie, Tennessee manufacturing facility that interrupted production for approximately two weeks during the first quarter. This decline was partially offset by incremental sales of approximately $6,294,000 contributed by the new River Oaks Motion product line. Overall sales volume of the River Oaks product lines decreased by $2,210,000, or 4.7%, to $44,421,000 for the first two quarters of 1997 from $46,631,000 for the first two quarters of 1996. Sales of the Gaines product line also declined by $417,000 in the first two quarters of 1997 as compared to the first two quarters of 1996. The Company's backlog at June 29, 1997 was approximately $11,400,000 as compared to approximately $13,000,000 at June 30, 1996.

         Cost of sales for the first two quarters of 1997 decreased 0.1% to $53,269,000 from $53,328,000 for the first two quarters of 1996. The aggregate decrease resulted primarily from decreased sales volume in the first quarter of 1997, largely offset by labor inefficiencies due to reduced backlogs and consequently lower volume production runs in the second quarter of 1997. As a percentage of net sales, cost of sales for the first two quarters of 1997 increased to 90.4% from 87.9% for the first two quarters of 1996. The increase in cost of sales, as a percentage of sales, and resulting decline in gross profit margin, was due primarily to relatively constant aggregate levels of cost of sales as compared to decreased sales volume for the first two quarters of 1997 s compared to the first two quarters of 1996. To a lesser degree, reduced levels of production without a corresponding reduction in relatively fixed overhead levels account for a portion of the relatively constant level of cost of sales. The reduced production was primarily the result of decreased sales and tornado damage to one of its manufacturing facilities.

         Selling, general and administrative expenses for the first two quarters of 1997 increased by 4.0% to $7,450,000 from $7,163,000 for the first two quarters of 1996. As a percentage of net sales, such expenses the first two quarters of 1997 increased to 12.6% from 11.8% for the first two quarters of 1996. The aggregate increase, as well as, the increase as a percentage of net sales is due primarily, to increased legal and auditing expenses and an increase in the reserve for doubtful accounts in the first two quarters of 1997 as compared to the first two quarters of 1996. These increased costs were partially offset by reduced commission expenses, in 1997 as compared to 1996, relative to a decrease in the sales volume.

         Operating income (loss) for the first two quarters of 1997 decreased 995.5% to a loss of $(1,773,000) as compared to income of $198,000 for the first two quarters of 1996. As a percentage of net sales, operating income (loss) for the first two quarters of 1997 decreased to a loss of (3.0%) as compared to income of 0.3% for the first two quarters of 1996, primarily as a result of the factors discussed above.

         Net interest expense for the first two quarters of 1997 increased 0.4% to $2,041,000 from $2,033,000 for the first two quarters of 1996. As a percentage of net sales, such expenses for the first two quarters of 1997 increased to 3.5% from 3.3% for the first two quarters of 1996. The aggregate increase, as well as the increase as a percentage of net sales, was primarily the result of additional borrowings under the new credit facility, necessary for working capital and capital expenditure requirements. The increased expense relative to additional borrowings was partially offset by reduced interest rates in the second quarter of 1997, as compared to the second quarter of 1996, due to the Company changing its senior lender to BNY Financial Corporation in July 1996.

         Net(loss) for the first two quarters of 1997 increased by 93.2% to $(2,288,000) from $(1,184,000) for the first two quarters of 1996. As a percentage of net sales, net (loss) for the first two quarters of 1997 increased to (3.9)% compared to net (loss) of (2.0)% for the first two quarters of 1996, primarily as a result of the factors discussed above.

         Net (loss) for the first two quarters of 1997 increased by 84.1% to $(2,180,000) from $(1,184,000) for the first two quarters of 1996. As a percentage of net sales, net (loss) for the first two quarters of 1997 increased to (3.7)% compared to net (loss) of (2.0)% for the first two quarters of 1996, primarily as a result of the factors discussed above.

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

         In the absence of current financial information throughout the first three quarters of 1997, the Company experienced some tightening of credit among several of its key trade suppliers. This tightening of credit was usually in the form of reduced credit lines and not in less-favorable payment terms. As of the date of this filing, however, the Company believes it has completed all accelerations of payments necessary to be within the reduced credit lines of its key trade suppliers.

         After reflecting changes in current assets and current liabilities, operating activities used net cash of $1,932,000 in the first two quarters of 1997 as compared to providing $2,616,000 in the first two quarters of 1996. Cash used by operations was primarily the result of increases in deferred taxes and net (loss). These increases were partially offset by an increase in the level of accounts payable.

         Net cash used by investing activities was $795,000 in the first two quarters of 1997 compared to $2,400,000 used in the first two quarters of 1996. Net capital expenditures in the first two quarters of 1997 were $795,000 as compared to $2,400,000 in the first two quarters of 1996 and were incurred primarily in connection with general replacement and improvement of equipment, purchasing approximately $150,000 of previously leased equipment for the River Oaks Motion facility and additional incremental labor costs associated with the implementation of the Company's fully integrated computer system. Capital expenditures were funded primarily with long-term borrowings.

         Management anticipates that the Company's capital expenditures for the remaining two quarters of 1997 will be approximately $350,000. These estimated capital expenditures consist primarily of routine equipment replacement and the completion of any construction in process.

         In the first two quarters of 1997, financing activities provided net cash of $2,621,000 compared to $(312,000) used in the first two quarters of 1996 and reflected additional proceeds under its long-term line of credit of $3,630,000 and repayment of long-term borrowings of $1,009,000.

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

         Revolving loans under the BNYFC Facility bear interest at a floating rate per annum equal to 1.50% over the one month London Interbank Offered Rate (7.19% at June 30, 1997) subject to a 0.50% increase if any overadvances are outstanding for more than four days in any month. The term loan under the BNYFC Facility bears interest at a floating rate equal to 2.50% over the one month London Interbank Offered Rate (8.19% at June 30, 1997), to a 0.50% reduction if the outstanding principal amount of the term loan is $7 million or less and no default or event of default exists.

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

         The Financing Documents contain provisions that are customary for financing transactions of this type, including representations, warranties, conditions, covenants, and default provisions. Among other things, the Company is required to maintain profitability and certain consolidated financial ratios while the Credit Facility is in place, including ratios relating to tangible net worth, interest coverage, debt service coverage, indebtedness to tangible net worth, working capital, and the excess of current assets over current liabilities. At December 31, 1996 and at June 29, 1997, the Company was in default of certain of the above requirements.

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

         The Company has a $2,000,000 fully secured real estate loan with Deposit Guaranty National Bank which was utilized to purchase a new manufacturing facility in New Albany, Mississippi The loan is secured by the building and land and matures on October 1, 2000. The loan requires monthly payments of $24,500, including interest. Outstanding borrowings under this facility at June 29, 1997 were $1,777,000 and bear interest at LIBOR plus 175 basis points (7.44% at June 30, 1997). At December 31, 1996 and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. DGNB has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 28, 1997.

         Further, the Company has a $5,650,000 long-term real estate loan and a $100,000 short-term real estate loan with the Bank of Mississippi (the "BOM Real Estate Loans"), bearing interest, payable monthly at the bank's prime (8.50% at June 30, 1997). The long-term real estate loan provides for monthly principal payments of $31,390, with the balance due in May 2001. The short-term real estate loan provides for monthly principal payments of $8,335, with the balance due in May 1997. On May 15, 1997, the short-term real estate loan was paid in full and retired. Outstanding borrowings on the long-term real estate loan at June 29, 1997 was $5,244,000. At December 31, 1996 and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. BOM has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 30, 1997.

         The Company has an $810,000 term note with Deposit Guaranty National Bank. The note was utilized to purchase equipment and machinery and will fully amortize over an 84-month period. Outstanding borrowings on the equipment line were $693,000 at June 29, 1997 and bear interest at LIBOR plus 175 basis points (7.44% as of June 30, 1997). At December 31, 1996 and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. DGNB has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 28, 1997.

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

Recent Accounting Standards

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") issued by FASB is effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of FAS 123 are also effective for financial statements for fiscal year beginning after December 15, 1995. The new standard encourages entities to adopt a fair value method of accounting for employee stock-based compensation plans and requires such accounting for transactions in which an entity acquires goods or services from non-employees through issuance of equity instruments. As allowed under the provisions of FAS 123, the Company will continue to measure compensation cost of employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, the Company will make pro forma disclosures in its annual financial statements of net income and earnings per share as if the fair value based method of accounting had been applied.

         Statement of Financial Accounting Standards No. 128, "Accounting for Earnings per Share" ("FAS 128"), issued by the FASB is effective for financial statements issued for periods ending after December 15. 1997. The disclosure requirements of FAS 128 are also effective for financial statements for fiscal years beginning after December 15, 1997. The new statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly-held common stock. This standard simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. The Company does not expect adoption to have a material effect on its financial position or results of operations.

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

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued by the FASB is effective for years beginning after December 15, 1997. The new statement establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments Operating segments are a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company does not expect adoption to have a material effect on its financial position or results of operations.

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

         On August 6, 1997, the Company filed a complaint in the Circuit Court of Lee County, Mississippi against BDO Seidman, LLP ("BDO"), the Company's former independent accountants, alleging, among other things, professional malpractice, negligence, breach of contract and breach of professional responsibilities and fiduciary duties. The Company is seeking actual damages in the amount of not less than $30,000,000, together with punitive damages, from BDO. On September 5, 1997, BDO removed the case to the United States District Court for the Northern District of Mississippi, Eastern Section. On September 15, 1997, the Company filed an amended complaint to add a count for defamation. BDO's Answer and Counterclaim were served on the Company on October 20, 1997. The Counterclaim alleges breach of contract, fraud, and breach of the covenant of good faith and fair dealing. No assurance can be given that the Company will prevail on any of these allegations or that it will ultimately recover any damages, actual or punitive, from BDO.

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

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit
                  Number      Descriptions of Exhibits
                  ------      ------------------------
                  27          Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  (i) The Company filed a report on Form 8-K (Item 5) on April 17, 1997 with respect to the analysis of certain of the Company's accounts and its accounting reconciliation procedures for the fiscal years ended December 31, 1996 and prior fiscal years.

                  (ii) The Company filed a report on Form 8-K (Item 5) on June 11, 1997 with respect to the resignation of BDO Seidman, LLP as the Company's independent certified public accountants and the subsequent retention of Horne CPA Group, PA as the Company's independent certified public accounts. The Company subsequently filed an amendment on Form 8-K/A (Item 4) on June 23, 1997 with respect to the change in the Company's certifying accountants.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

                                           RIVER OAKS FURNITURE, INC.

Date:   December 10, 1997                  /s/ John D. Nail
                                           ---------------------------------
                                           John D. Nail
                                           President

Date:   December 10, 1997                  /s/ Johnny C. Walker
                                           ---------------------------------
                                           Johnny C. Walker
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                              Exhibits
-----------              ------------------------------------------
27                       Financial Data Schedule (for SEC use only)