Form 10-Q
period 1997-09-28
RIVER OAKS FURNITURE INC
filed 1997-12-11
CIK 908309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

               [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 28, 1997, or

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES       NO   X
                                             -----     ------

         As of December 5, 1997, 5,605,641 shares of the registrant's Common Stock were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           September 28,  December 31,
                                                              1997          1996
                                                             -------        -------
ASSETS

CURRENT:

   Cash & cash equivalents                                   $   454        $   218
   Accounts receivable, less allowance for possible
     losses of $1,803 and $1,316                               5,010          5,961
   Income taxes refundable                                     1,127          3,415
   Inventories (Note 2)                                       19,204         19,565
   Prepaid expenses and other current assets                     778            811
   Deferred income taxes                                         719            719
                                                             -------        -------

      Total Current Asset                                     27,292         30,689
                                                             -------        -------

PROPERTY AND EQUIPMENT,
   less accumulated depreciation                              30,965         31,000
Other Assets, primarily costs in excess of net assets
   acquired                                                    6,030          6,403
Deferred Income Taxes                                          2,858            306
                                                             -------        -------

         TOTAL ASSETS                                        $67,145        $68,398
                                                             =======        =======

See accompanying notes to consolidated financial statements (unaudited).

                                                           September 28,  December 31,
                                                              1997           1996
                                                             -------        -------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Notes payable                                             $   138             --
   Accounts payable                                           12,522        $12,511
   Accrued expenses                                            2,529          1,066
   Commitments and contingencies (Note 3)                      2,439          2,439
   Current maturities of long-term debt (Note 4)               1,931          1,993
                                                             -------        -------

     Total Current Liabilities                                19,559         18,009

   LONG-TERM DEBT, less current maturities (Note 4)           25,709         24,574
                                                             -------        -------

         TOTAL LIABILITIES                                    45,268         42,583

SHAREHOLDERS' EQUITY:

   Preferred stock: $.10 par value - 5,000,000 shares             --             --
     authorized: no shares issued
   Common stock: $.10 par value - 20,000,000 shares
     authorized 5,605,641 and 5,605,641 issued, respectively     561            561
   Additional paid-in-capital (Note 3)                        24,345         24,345
   Retained earnings (Note 3)                                 (2,735)         1,203
   Notes receivable from shareholders                           (262)          (262)
   Treasury stock, at cost, 2,500 shares                         (32)           (32)
                                                             -------        -------

     TOTAL SHAREHOLDERS' EQUITY                               21,877         25,815
                                                             -------        -------

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $67,145        $68,398
                                                             =======        =======

See accompanying notes to consolidated financial statements (unaudited).

                   RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                                Nine Months Ended                         Three Months Ended
                                                          -------------------------------          --------------------------------
                                                          September 28,     September 29,          September 28,      September 29,
                                                              1997              1996                   1997               1996
                                                            ---------         ---------              ---------          ---------

NET SALES (Note 5)                                           $87,975           $89,188                $29,029            $28,499
COST OF GOODS SOLD                                            79,937            78,415                 26,668             25,087
                                                           ---------         ---------              ---------          ---------

   Gross profit                                                8,038            10,773                  2,361              3,412

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  10,970            10,423                  3,520              3,260
                                                           ---------         ---------              ---------          ---------

   Operating income (loss)                                    (2,932)              350                 (1,159)               152

INTEREST EXPENSE - Net                                         3,231             2,956                  1,190                924
                                                           ---------         ---------              ---------          ---------

   Income (loss) before income taxes (benefit) and            (6,163)           (2,606)                (2,349)              (772)
   extraordinary loss

   Income taxes (benefit)                                     (2,224)             (925)                  (698)              (274)
                                                          -----------        ----------             ----------         ----------

NET INCOME (LOSS) (Note 5)                                    (3,939)           (1,681)                (1,651)              (498)
                                                           ==========        ==========             ==========         ==========

   Net income (loss) per share                               ($0.70)            ($0.30)                ($0.29)            ($0.09)
                                                          ==========        ===========             ==========          =========

Weighted average common shares and share
equivalents outstanding:                                       5,606             5,606                  5,606              5,606
                                                           =========         =========              =========          =========


See accompanying notes to consolidated financial statements (unaudited).

                   RIVER OAKS FURNITURE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (In thousands)

                                                                Nine Months Ended
                                                          ----------------------------
                                                          September 28,  September 29,
                                                              1997           1996
                                                             -------        -------

Cash flows from operating activities
     Net income (loss) (Note 5)                              ($3,939)       ($1,681)
     Depreciation & amortization                               1,738          1,714
     Deferred income taxes                                    (2,552)            30
     Changes in operating assets and liabilities
         Accounts receivable                                     951           (930)
         Inventories                                             361         (1,471)
         Prepaid expenses and other assets                        33           (946)
         Accounts payable and accrued expenses                 1,475          2,814
         Refundable income taxes                               2,288          1,114
                                                             -------        -------
Net cash provided by operating activities                        355            644
                                                             -------        -------

Cash flows from investing activities
     Purchase of property and equipment                       (1,330)        (3,109)
                                                             -------        -------

Net cash (used) by investing activities                       (1,330)        (3,109)
                                                             -------        -------

Cash flows from financing activities
     Principal payments on long-term debt                     (1,493)          (577)
     Proceeds from long-term lines of credit                   2,566         37,883
     Proceeds from issuance of short-term notes                  150             --
     Principal payments on short-term debt                       (12)            --
     Net repayments under long-term lines of credit               --        (36,301)
     Net proceeds from issuance of common stock                   --          1,131
                                                             -------        -------
Net cash provided by financing activities                      1,211          2,136
                                                             -------        -------
Net increase (decrease) in cash and cash equivalents             236           (329)
Cash and cash equivalents, beginning of period                   218            499
                                                             -------        -------
Cash and cash equivalents, end of period                     $   454        $   170
                                                             =======        =======

Supplemental disclosure of cash flows information:
                                                          September 28,  September 29,
                                                              1997           1996
                                                             -------        -------
       Cash paid (received) during the three quarters ending:
                           Interest                            3,231          3,233
                           Income taxes                       (2,288)        (1,114)

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

         The interim financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, such information presented reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim results. The results of operations for the first three quarters ended September 28, 1997 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997 or any other period.

2.       INVENTORIES

         Inventories are summarized as follows (amounts in thousands):

                                                           September 28,  December 31,
                                                               1997           1996
                                                             -------        -------

Finished goods                                               $ 5,305        $ 3,800
Work-in-process                                                4,112          3,934
Raw materials                                                  9,787         11,831
                                                             -------        -------

Total                                                        $19,204        $19,565
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

         Revolving loans under the BNYFC Facility bear interest at a floating rate per annum equal to 1.50% over the one month London Interbank Offered Rate (7.16% at September 30, 1997) subject to a 0.50% increase if any overadvances are outstanding for more than four days in any month. The term loan under the BNYFC Facility bears interest at a floating rate equal to 2.50% over the one month London Interbank Offered Rate (8.16% at September 30, 1997), to a 0.50% reduction if the outstanding principal amount of the term loan is $7 million or less and no default or event of default exists.

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

         The Financing Documents contain provisions that are customary for financing transactions of this type, including representations, warranties, conditions, covenants, and default provisions. Among other things, the Company is required to maintain profitability and certain consolidated financial ratios while the Credit Facility is in place, including ratios relating to tangible net worth, interest coverage, debt service coverage, indebtedness to tangible net worth, working capital, and the excess of current assets over current liabilities. At December 31, 1996 and at September 28, 1997, the Company was in default of certain of the above requirements.

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

         The Company has a $2,000,000 fully secured real estate loan with Deposit Guaranty National Bank which was utilized to purchase a new manufacturing facility in New Albany, Mississippi. The loan is secured by the building and land and matures on October 1, 2000. The loan requires monthly payments of $24,500, including interest. Outstanding borrowings under this facility at September 28, 1997 were $1,741,000 and bear interest at LIBOR plus 175 basis points (7.41% at September 30, 1997). At December 31, 1996, and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. DGNB has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 28, 1997.

         Further, the Company has a $5,650,000 long-term real estate loan and a $100,000 short-term real estate loan with the Bank of Mississippi (the "BOM Real Estate Loans"), bearing interest, payable monthly at the bank's prime rate (8.50% at September 30, 1997). The long-term real estate loan provides for monthly principal payments of $31,390, with the balance due in May 2001. The short-term real estate loan provides for monthly principal payments of $8,335, with the balance due in May 1997. On May 15, 1997, the short-term real estate loan was paid in full and retired. Outstanding borrowings on the long-term real estate loan is $5,150,000. At December 31, 1996 and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. BOM has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 30, 1997.

         The Company has an $810,000 term note with Deposit Guaranty National Bank. The note was utilized to purchase equipment and machinery and will fully amortize over an 84-month period. Outstanding borrowings on the equipment line were $640,000 at September 28, 1997 and bear interest at LIBOR plus 175 basis points (7.41% as of September 30, 1997). At December 31, 1996 and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. DGNB has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 28, 1997.

         Long-term debt consists of the following (amounts in thousands):

                                                           September 28,   December 31,
                                                               1997           1996
                                                             -------        -------

BNYFC line of credit                                         $12,433        $ 9,853
BNYFC term loan                                                7,668          8,632
BOM real estate loans                                          5,150          5,474
DGNB real estate loan                                          1,741          1,845
DGNB equipment note                                              640            721
Capitalized lease obligations                                      8             31
Other                                                             --             11
                                                             -------        -------
Total debt                                                    27,640         26,567
Less current maturities                                       (1,931)        (1,993)
                                                             =======        =======

Total long-term debt                                         $25,709        $24,574
                                                             =======        =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto.

RECENT DEVELOPMENTS

                  Background. During the course of its efforts to prepare for the audit of its fiscal year ended December 31, 1996, the Company discovered that certain of the Company's accounts were out of balance. As a result, the Company, together with outside legal counsel and its independent accountants at the time, BDO Seidman, LLP, undertook a detailed analysis of certain of the Company's accounts and accounting reconciliation procedures for the fiscal year ended December 31, 1996, and prior fiscal years. On April 10, 1997, in the course of the Company's analysis, a long-time employee of the Company admitted to falsifying certain account reconciliation statements and underlying documents. The Company believes that these actions contributed to imbalances in the Company's cash account. This employee resigned from the Company soon after these admissions were made. Based on the Company's review and the issuance of the Company's audited financial statements for the Company's fiscal years ended December 31, 1996, 1995, and 1994, the Company has concluded that these actions were not taken to conceal any misappropriation of the Company's assets and that no other employees were involved.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated information derived from the Company's unaudited consolidated statements of income expressed as a percentage of the Company's total net sales:

                                     Three Quarters                   Quarter
                                         Ended                         Ended
                              ----------------------------  ----------------------------
                              September 28,  September 29,  September 28,  September 29,
                                  1997          1996            1997           1996
                                 -----          -----          -----          -----

Net sales                        100.0%         100.0%         100.0%         100.0%
Cost of sales                     90.9           87.9           91.9           88.0
                                 -----          -----          -----          -----
Gross profit                       9.1           12.1            8.1           12.0

Selling, general and
    administrative
    expenses                      12.4           11.7           12.1           11.4
                                 -----          -----          -----          -----
Operating income (loss)           (3.3)           0.4           (4.0)           0.6

Interest expense - net             3.7            3.3            4.1            3.3
                                 -----          -----          -----          -----

Income before income
      tax (benefit)               (7.0)          (2.9)          (8.1)          (2.7)
Income tax (benefit)              (2.5)          (1.0)          (2.4)          (1.0)
                                 -----          -----          -----          -----
      Net (loss)                  (4.5)%         (1.9)%         (5.7)%         (1.7)%
                                 =====          =====          =====          =====

QUARTER ENDED SEPTEMBER 28, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 29, 1996

         Net sales for the third quarter ended September 28, 1997 increased by $530,000, or 1.9%, to $29,029,000 from $28,499,000 for the third quarter ended
September 29, 1996. The increase in sales volume resulted primarily from the incremental sales contributed by the new River Oaks Motion product line. This incremental increase was largely offset, management believes, by a weak national furniture retail environment, as well as the temporary loss of revenue from one of the Company's largest customers that filed Chapter 11 bankruptcy. Overall sales volume of the River Oaks product lines decreased by $431,000, or 1.9% to $22,450,000 for the third quarter of 1997 from $22,881,000 for the third quarter of 1996. The startup of the River Oaks Motion product line in July 1996 contributed volume increases to net sales of the River Oaks product lines of approximately $3,424,000 for the third quarter of 1997. Sales of the Gaines River Oaks product line also increased by $961,000 in the third quarter of 1997 as compared to the third quarter of 1996.

         Cost of sales for the third quarter of 1997 increased 6.3% to $26,668,000 from $25,087,000 for the third quarter of 1996. The aggregate increase resulted primarily from labor inefficiencies due to reduced backlogs and difficulty in obtaining raw materials due to a tightening of credit by some of the Company's suppliers which consequently lowered volume production runs. As a percentage of net sales, costs of sales for the second quarter of 1997 increased to 91.9% from 88.0% for the third quarter of 1996. The increase in cost of sales and resulting decline in gross profit margin was due primarily to reduced levels of production without a corresponding reduction in relatively fixed overhead levels, as well as the factors discussed above.

         Selling, general and administrative expenses for the third quarter of 1997 increased by 8.0% to $3,520,000 from $3,260,000 for the third quarter of 1996. As a percentage of net sales, such expenses for the second quarter of 1997 increased to 12.1% from 11.4% for the third quarter of 1996. The aggregate increase, as well as the increase as a percentage of net sales, is due primarily to increased legal and auditing expenses in the third quarter of 1997.

         Operating income (loss) for the third quarter of 1997 decreased 862.5% to a (loss) of $(1,159,000) as compared to income of $152,000 for the third quarter of 1996. As a percentage of net sales, operating income (loss) for the third quarter of 1997 decreased to an operating loss of (4.0)% as compared to operating income of 0.6% for the third quarter of 1996, primarily as a result of the factors discussed above.

         Net interest expense for the third quarter of 1997 increased 28.8% to $1,190,000 from $924,000 for the third quarter of 1996. As a percentage of net sales, such expenses for the third quarter of 1997 increased to 4.1% from 3.3% for the third quarter of 1996. The aggregate increase, as well as the increase as a percentage of net sales, was primarily the result of additional borrowings under the new credit facility, necessary for working capital and capital expenditure requirements and additional interest paid in connection with the satisfaction of the judgment in the Ansin Litigation. The increased expense relative to additional borrowings was partially offset by reduced interest rates in the third quarter of 1997, as compared to the third quarter of 1996, due to the Company changing its senior lender to BNY Financial Corporation in July 1996.

         Income tax (benefit) for the third quarter of 1997 increased 154.7% to a (benefit) of $(698,000) from a (benefit) of $(274,000) for the third quarter of 1996. As a percentage of net sales, the income tax (benefit) for 1997 increased to (2.4)% from (1.0)% for the third quarter of 1996. The aggregate increase, as well as the increase as a percentage of net sales, was primarily the result of the effective tax rate on an increased (loss) before income taxes in the third quarter of 1997. The income tax (benefit) for the third quarter of 1997 was reduced by an IRS assessment of approximately $241,000 relative to an audit of the Company's 1995 and 1994 tax years.

         Net (loss) for the third quarter of 1997 increased by 231.5% to $(1,651,000) from $(498,000) for the third quarter of 1996. As a percentage of net sales, net (loss) for the third quarter of 1997 increased to (5.7)% compared to a net (loss) of (1.7)% for the third quarter of 1996, primarily as a result of the factors discussed above.

THREE QUARTERS ENDED SEPTEMBER 28, 1997 COMPARED TO THREE QUARTERS ENDED SEPTEMBER 29, 1996

         Net sales for the three quarters ended September 28, 1997 decreased by $1,213,000 or 1.4% to $87,975,000 from $89,188,000 for the three quarters ended
September 29, 1996. The decline in sales volume resulted primarily, management believes, from a weak national furniture retail environment, as well as the temporary loss of revenue from one of the Company's largest customers that filed Chapter 11 bankruptcy and from tornado damage suffered at the Company's McKenzie, Tennessee manufacturing facility that interrupted production for approximately two weeks during the first quarter. This decline was partially offset by incremental sales of approximately $7,729,000 contributed by the new River Oaks Motion production line. Overall sales volume of the River Oaks product lines decreased by $1,757,000, or 2.6%, to $66,872,000 for the first three quarters of 1997 from $68,629,000 for the first three quarters of 1996. Sales of the Gaines product line increased by

$544,000 in the first three quarters of 1997 as compared to the first three quarters of 1996. The Company's backlog at September 28, 1997 was approximately $17,000,000 as compared to approximately $16,700,000 at September 29, 1996.

         Cost of sales for the first three quarters of 1997 increased 1.9% to $79,937,000 from $78,415,000 for the first three quarters of 1996. The aggregate increase resulted primarily from decreased sales volume in the first three quarters of 1997, in addition to labor inefficiencies due to reduced backlogs and difficulty in obtaining raw materials due to a tightening of credit by some of the Company's suppliers which consequently lower volume production runs in the first three quarters of 1997. As a percentage of net sales, cost of sales for the first three quarters of 1997 increased to 90.9% from 87.9% for the first three quarters of 1996. The increase in cost of sales, as a percentage of sales, and resulting decline in gross profit margin, was due primarily to the increase in aggregate levels of cost of sales as compared to decreased sales volume for the first three quarters of 1997 as compared to the first three quarters of 1996. To a lesser degree, reduced levels of production without a corresponding reduction in relatively fixed overhead levels account for a portion of the relatively constant level of cost of sales, as well as the factors discussed above.

         Selling, general and administrative expenses for the first three quarters of 1997 increased by 5.2% to $10,970,000 from $10,423,000 for the first three quarters of 1996. As a percentage of net sales, such expenses for the first three quarters of 1997 increased to 12.4% from 11.7% for the first three quarters of 1996. The aggregate increase, as well as the increase as a percentage of net sales, is due primarily to increased legal and auditing expenses in the first three quarters of 1997, as compared to the first three quarters of 1996. These increased costs were partially offset by reduced commission expenses in 1997 as compared to 1996, relative to a decrease in the sales volume.

         Operating income (loss) for the first three quarters of 1997 decreased 937.7% to a loss of $(2,932,000) as compared to income of $350,000 for the first three quarters of 1996. As a percentage of net sales, operating income (loss) for the first three quarters of 1997 decreased to a loss of (3.3)% as compared to income of 0.4% for the first three quarters of 1996, primarily as a result of the factors discussed above.

         Net interest expense for the first three quarters of 1997 increased 9.3% to $3,231,000 from $2,956,000 for the first three quarters of 1996. As a percentage of net sales, such expenses for the three quarters of 1997 increased to 3.7% from 3.3% for the three quarters of 1996. The aggregate increase, as well as the increase as a percentage of net sales, was primarily the result of additional borrowings under the new credit facility, necessary for working capital and capital expenditure requirements and additional interest paid in connection with the satisfaction of the judgment in the Ansin Litigation. The increased expense relative to additional borrowings was partially offset by reduced interest rates in the first two quarters of 1997, as compared to the first two quarters of 1996, due to the Company's changing its senior lender to BNY Financial Corporation in July 1996.

         Income tax (benefit) for the first three quarters of 1997 increased 140.4% to a (benefit) of $(2,224,000) from a (benefit) of $(925,000) for the third quarter of 1996. As a percentage of net sales, the income tax (benefit) for 1997 increased to (2.5)% from (1.0)% for the third quarter of 1996. The aggregate increase, as well as the increase as a percentage of net sales, was primarily the result of the effective tax rate on an increased (loss) before income taxes in the first three quarters of 1997. The income tax (benefit) for the first three quarters of 1997 was reduced by an IRS assessment of approximately $241,000 relative to an audit of the Company's 1995 and 1994 tax years.

         Net (loss) for the first three quarters of 1997 increased by 134.3% to $(3,939,000) from $(1,681,000) for the first three quarters of 1996. As a percentage of net sales, net (loss) for the first three quarters of 1997 increased to (4.5)% compared to net (loss) of (1.9)% for the first three quarters of 1996, primarily as a result of the factors discussed above.

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

         In the absence of current financial information throughout the first three quarters of 1997, the Company experienced some tightening of credit among several of its key trade suppliers. This tightening of credit was usually in the form of reduced credit lines and not in less-favorable payment terms. As of the date of this filing, however, the Company believes it has completed all accelerations of payments necessary to be within the reduced credit lines of its key trade suppliers. Furthermore, management believes, based upon verbal communications, that most of credit lines which had previously been reduced will be increased following the publication of current financial information regarding the Company

         After reflecting changes in current assets and current liabilities, operating activities provided net cash of $355,000 in the first three quarters of 1997 as compared to providing $644,000 in the first three quarters of 1996. Cash provided by operations was primarily the result of increases in accounts payable and collections of accounts receivable and income tax refunds.

         Net cash used by investing activities was $1,330,000 in the first three quarters of 1997 compared to $3,109,000 used in the first three quarters of 1996. Net capital expenditures in the first three quarters of 1997 were $1,330,000 as compared to $3,109,000 in the first three quarters of 1996 and were incurred primarily in connection with general replacement and improvement of equipment, purchasing approximately $150,000 of previously leased equipment for the River Oaks Motion facility, line development costs incurred at the Company's New Albany facility in order to begin to produce Motion furniture at that facility and additional incremental labor costs associated with the implementation of the Company's fully integrated computer system. Capital expenditures were funded primarily with long-term borrowings.

         Management anticipates that the Company's capital expenditures for the remaining quarter of 1997 will be approximately $150,000. These estimated capital expenditures consist primarily of routine equipment replacement and the completion of any construction in process.

         In the first three quarters of 1997, financing activities provided net cash of $1,211,000 compared to $2,136,000 provided in the first three quarters of 1996 and reflected, primarily, additional proceeds under its long-term line of credit of $2,566,000 and repayment of long-term borrowings of $1,493,000.

         The Company has a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with BNY Financial Corporation ("BNYFC") and other lenders (the "Banks"). The Amended Credit Agreement was amended as of November 10, 1997 by the execution and delivery of that certain Amendment No. 1 to Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement with BNYFC and other lenders together with related agreements (collectively, the "Financing Documents") provides the Company and its direct and indirect subsidiaries with a $40.5 million revolving credit facility (with a $3 million overadvance sublimit), a $9 million term loan, and certain factoring arrangements (collectively, the "BNYFC Facility"). Proceeds of the BNYFC Facility have been used to refinance the Company's indebtedness to CIT, the Company's previous lender, with the CIT Facility being terminated effective July 26, 1996. Additional proceeds are available under the BNYFC Facility to the Company and its direct and indirect subsidiaries for working capital purposes, subject to the satisfaction of the terms and conditions established by the Financing Documents, including without limitation, compliance with borrowing base requirements. The BNYFC Facility is secured by substantially all of the Company's assets, excluding certain real property.

         Revolving loans under the BNYFC Facility bear interest at a floating rate per annum equal to 1.50% over the one month London Interbank Offered Rate (7.16% at September 30, 1997) subject to a 0.50% increase if any overadvances are outstanding for more than four days in any month. The term loan under the BNYFC Facility bears interest at a floating rate equal to 2.50% over the one month London Interbank Offered Rate (8.16% at September 30, 1997), to a 0.50% reduction if the outstanding principal amount of the term loan is $7 million or less and no default or event of default exists.

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

         The Financing Documents contain provisions that are customary for financing transactions of this type, including representations, warranties, conditions, covenants, and default provisions. Among other things, the Company is required to maintain profitability and certain consolidated financial ratios while the Credit Facility is in place, including ratios relating to tangible net worth, interest coverage, debt service coverage, indebtedness to tangible net worth, working capital, and the excess of current assets over current liabilities. At December 31, 1996 and at September 28, 1997, the Company was in default of certain of the above requirements.

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

         The Company has a $2,000,000 fully secured real estate loan with Deposit Guaranty National Bank which was utilized to purchase a new manufacturing facility in New Albany, Mississippi The loan is secured by the building and land and matures on October 1, 2000. The loan requires monthly payments of $24,500, including interest. Outstanding borrowings under this facility at September 28, 1997 were $1,741,000 and bear interest at LIBOR plus 175 basis points (7.41% at September 30, 1997). At December 31, 1996 and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. DGNB has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 28, 1997.

         Further, the Company has a $5,650,000 long-term real estate loan and a $100,000 short-term real estate loan with the Bank of Mississippi (the "BOM Real Estate Loans"), bearing interest, payable monthly at the bank's prime (8.50% at September 30, 1997). The long-term real estate loan provides for monthly principal payments of $31,390, with the balance due in May 2001. The short-term real estate loan provides for monthly principal payments of $8,335, with the balance due in May 1997. On May 15, 1997, the short-term real estate loan was paid in full and retired. Outstanding borrowings on the long-term real estate loan at September 28, 1997 was $5,150,000. At December 31, 1996 and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. BOM has waived the Company's defaults of the financial covenants of this loan for the Company's 1996 fiscal year and through September 30, 1997.

         The Company has an $810,000 term note with Deposit Guaranty National Bank. The note was utilized to purchase equipment and machinery and will fully amortize over an 84-month period. Outstanding borrowings on the equipment line were $640,000 at September 28, 1997 and bear interest at LIBOR plus 175 basis points (7.41% as of September 31, 997). At December 31, 1996 and based upon the application of existing provisions of the term loan, the Company was, and is currently, in default of the financial covenants for the loan. DGNB has waived the Company's defaults of the financial covenants on this loan for the Company's 1996 fiscal year and through September 28, 1997.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Exhibit
                           Number     Descriptions of Exhibits
                           ------     ------------------------

                           27         Financial Data Schedule (for SEC use only)

                  (b)      Reports on Form 8-K

         The Company filed a report on Form 8-K (Item 5) on August 29, 1997 with respect to (a) the delisting from the Nasdaq Stock Market of the Company's Common Stock and (b) the filing of the Company's complaint against BDO Seidman, LLP, the Company's former independent certified public accountants.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

                                                     RIVER OAKS FURNITURE, INC.

Date:             December 10, 1997                  /s/ John D. Nail
                                                     ---------------------------
                                                     John D. Nail
                                                     President

Date:             December 10, 1997                  /s/ Johnny C. Walker
                                                     ---------------------------
                                                     Johnny C. Walker
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                              Exhibits
-----------              -----------------------------------------

27                       Financial Data Schedule (for SEC use only)